Form 10-K
period 2020-12-31
Northern Genesis Acquisition Corp. II
filed 2021-04-15
CIK 1827980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39451

NORTHERN GENESIS ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	85-343695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4801 Main Street, Suite 1000 Kansas City, MO 64112
(Address of Principal Executive Offices, Zip Code)

(816) 514-0324
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	NGAB.U	The New York Stock Exchange
Common Stock, par value $0.0001 per share	NGAB	The New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	NGAB.WS	The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☒  No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the New York Stock Exchange on January 12, 2021 and the registrant’s common stock and redeemable warrants began trading on the New York Stock Exchange on March 5, 2021.

As of April 9, 2021 there were 51,750,000 shares of common stock, $0.0001 par value, issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. II

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

CERTAIN TERMS

Unless otherwise stated in this report, references to:

●	“we,” “us,” “the Company” or “our company” are to Northern Genesis Acquisition Corp. II;

●	“public shares” are to shares of our common stock sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“public warrants” are to our warrants sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market)

●	“warrants” are to the public warrants, the private placement warrants, and any working capital warrants;

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that our sponsor’s and officers’ and directors’ status as “public stockholders” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our officers and directors;

●	“IPO” are to our initial public offering, which initially closed on January 15, 2021;

●	“sponsor” are to Northern Genesis Sponsor II LLC, a Delaware limited liability company;

●	“founder shares” are to the shares of our common stock issued prior to our IPO;

●	“private placement warrants” are to the warrants issued in a private placement simultaneously with the closing of our IPO;

●	“working capital warrants” are warrants that may be issued to our sponsor, officers, directors or affiliates thereof, including in satisfaction of up to $3,000,000 of working capital loans, in the aggregate, at the price of $1.50 per warrant, and having terms identical to the private placement warrants;

●	“forward purchase investor” are to any person that may elect to purchase forward purchase securities under the forward purchase agreement;

●	“forward purchase agreement” are to the agreement that provides for the possible sale of certain forward purchase securities to forward purchase investors in a private placement that would close simultaneously with the closing of our initial business combination;

●	“forward purchase securities” are to either the forward purchase units valued at $10.00 per unit or the forward purchase shares valued at $9.75 per share, in either case which may be issued pursuant to the forward purchase agreement;

●	“forward purchase shares” are to the shares of our common stock that may be issued pursuant to the forward purchase agreement;

●	“forward purchase units” are to the units, consisting of one share of our common stock and one-sixth of one warrant, that may be issued pursuant to the forward purchase agreement; and

●	“forward purchase warrants” are to the warrants included in the forward purchase units that may be sold pursuant to the forward purchase agreement.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	the existence of a market for, and potential liquidity and trading of, our public securities;

●	the proceeds from the sale of any forward purchase securities being available to us;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our IPO or an initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors” of this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

ITEM 1.	BUSINESS.

Introduction

We are a blank check company incorporated on September 25, 2020 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which refer to throughout this Annual Report on Form 10-K as our initial business combination, with one or more businesses. Although we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we initially concentrated on target businesses making a positive contribution to sustainability through the ownership, financing and management of societal infrastructure.

Formation

On October 2, 2020, our sponsor paid $25,000 to cover certain offering costs in consideration of 8,625,000 founder shares. On January 12, 2021, we effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in our sponsor holding an aggregate number of 10,350,000 founder shares, such that the founder shares represented 20% of our issued and outstanding shares of common stock after our IPO. Up to 1,350,000 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On January 15, 2021, as a result of the underwriters’ election to exercise their over-allotment option in full, all 1,350,000 founder shares ceased to be subject to forfeiture, resulting in an aggregate of 10,350,000 founder shares issued and outstanding.

Initial Public Offering

On January 15, 2021, we consummated our IPO of 41,400,000 units, including the issuance of 5,400,000 units as a result of the underwriters' exercise of their over-allotment option in full. Each unit consists of one share of common stock of, par value $0.0001 per share, and one-third of one redeemable warrant. Each warrant will become exercisable for one share of common stock, with an exercise price of $11.50 per share, at any time commencing on the later of 12 months from the closing of our IPO or 30 days after the completion of an initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. The units were sold at a price of $10.00 per unit, generating gross proceeds of $414,000,000.

On January 15, 2021, simultaneously with the closing of our IPO, we consummated the private sale of 6,686,667 warrants at a purchase price of $1.50 per private placement warrant to our sponsor, generating gross proceeds of $10,030,000. The private placement warrants are identical to the warrants sold as part of the units in our IPO, except that the private placement warrants will be non-redeemable for cash and will be exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. Our sponsor has agreed not to transfer, assign or sell any of the private placement warrants (except to certain permitted transferees) until 30 days after the completion of our initial business combination.

In connection with our IPO, we entered into a forward purchase agreement with Northern Genesis Capital II LLC (formerly Northern Genesis Capital LLC), an entity which is affiliated with our sponsor, pursuant to which, if we determine to raise capital by issuing equity securities in connection with the closing of our initial business combination, the members of Northern Genesis Capital II LLC or affiliates thereof have the first right to purchase up to an aggregate maximum amount of $75,000,000 of forward purchase securities, consisting of either (i) a number of forward purchase units, consisting of one forward purchase share and one-sixth of one forward purchase warrant, for $10.00 per unit or (ii) a number of forward purchase shares for $9.75 per share, in a private placement that would close simultaneously with the closing of our initial business combination. Whether we would issue forward purchase units valued at $10.00 per unit or forward purchase shares valued at $9.75 per share to the forward purchase investors would be determined at our election, and in our sole discretion, at the time we notify Northern Genesis Capital II LLC of our intent to raise capital through the issuance of equity securities. Each whole forward purchase warrant would be exercisable to purchase one share of our common stock at $11.50 per share. The forward purchase warrants would have the same terms as the public warrants and the forward purchase shares would be identical to the shares of our common stock included in the units sold in our IPO, except the forward purchase shares and the forward purchase warrants would be subject to transfer restrictions until registered pursuant to certain registration rights. The funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the initial business combination and for expenses in connection with our initial business combination, and any excess funds may be used for the working capital needs of the post-transaction company. The forward purchase transaction is subject to conditions, including one or more forward purchase investors confirming their commitment to purchase forward purchase securities, and the amount thereof, no later than fifteen days after we notify Northern Genesis Capital II LLC of our intention to raise capital in connection with the closing of a business combination. Each forward purchase investor may grant or withhold its confirmation entirely within its sole discretion. Accordingly, if a forward purchase investor does not confirm its purchase, such forward purchase investor will not have the right and will not be obligated to purchase any forward purchase securities.

NYSE Listing

The public shares, units, and public warrants are currently listed for trading on the NYSE under the symbols “NGAB,” “NGAB.U,” and “NGAB.WS,” respectively.

Our Company

We are a newly organized blank check company incorporated in Delaware and formed for the purpose of effecting an initial business combination with one or more target businesses. To date, our efforts have been limited to organizational activities, activities relating to our IPO and, following the closing of our IPO, our search for a suitable candidate for our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination at the earliest. Although we may pursue an acquisition opportunity in any business or industry, we intend to focus on opportunities making a positive contribution to sustainability through the ownership, financing and management of societal infrastructure.

Our management team co-founded Northern Genesis Acquisition Corp. (“Northern Genesis Acquisition I”) (NYSE: NGA), a special purpose acquisition company that completed its initial public offering in August 2020, in which it sold 31,945,344 units, each consisting of one share of common stock and one-half of one warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock, for an offering price of $10.00 per unit, generating aggregate proceeds of approximately $320 million. On November 30, 2020, Northern Genesis Acquisition I announced the execution of a definitive agreement for its initial business combination with The Lion Electric Company. The combined entity, The Lion Electric Company, is expected to be listed on the NYSE under the ticker symbol “LEV.” We believe that we will benefit from the valuable experience gained by our management team during the launch and operation of Northern Genesis Acquisition I, including the process of evaluating numerous target companies and industry sectors, selecting The Lion Electric Company as its business combination partner and negotiating the terms of the business combination agreement and all of the related transactions. The information contained in this report shall not constitute solicitation of a proxy, consent or authorization with respect to any securities or in respect of Northern Genesis Acquisition I. Past performance by our management team or Northern Genesis Acquisition I may not be indicative of future performance of an investment in us.

We believe that there is a growing societal sensitivity on the part of customers, investors and employees to the alignment that a business demonstrates with the principles underlying sustainability. Incorporating these principles into business strategies requires ongoing consideration of certain ESG factors that can both create opportunities and present potential risks. By weaving a focus on sustainability into their business plans and activities, companies can build business models that create social and environmental value in addition to financial or economic value. We believe there are significant, attractive opportunities to invest in businesses that demonstrate a commitment to this ‘triple bottom line’ orientation.

While a commitment to ESG covers a broad range of themes, we are specifically focused on evaluating suitable targets whose business practices demonstrate clear alignment with sustainability principles and whose organizational culture embraces the value of such alignment. We believe there are attractive investment opportunities that may benefit, both operationally and economically, from our management team’s commitment to and expertise in designing and incorporating ESG processes and practices. We believe that opportunities for improved business success based on strong ESG alignment exist across a broad range of industries and sectors. As demonstrated by our management team with Northern Genesis Acquisition I’s announced business combination with The Lion Electric Company, we believe the experience of our management team will allow us to evaluate targets in industries such as transition to renewable energy, transportation and electric mobility (including charging infrastructure, batteries, railways and logistics), data and communication (including data centers, internet distribution and mobile infrastructure), agriculture (including product logistics, biofuels and storage) and community services (including waste, recycling, environmental and construction), among others. We believe that organizations operating in all of these sectors can generate attractive returns through strengthened ESG profiles and incorporating environmental sustainability into their business strategies. Companies in our target universe tend to have stable growth rates and would greatly benefit from access to both public market capital and public market expertise.

We believe in the ability of our management team to add significant value to a target company from a commercial, operating, strategic and sustainability perspective. In particular, we will seek to identify and acquire a business that could benefit from a hands-on owner with extensive operational experience and the public company expertise our management team possesses, or that relies on the target’s executive and operational expertise but presents potential for an attractive risk-adjusted return profile following a business combination with us. Even fundamentally sound companies can often underperform their potential due to underinvestment, a temporary period of dislocation in the markets in which they operate, over-levered capital structures, excessive cost structures, incomplete management teams and/or a need to realign business strategies. In addition, these companies may have little or no experience operating in the public markets. Our management team has significant experience in identifying such opportunities and executing on strategies to surface value in a public market context.

Our management team includes all of the members of the management team of Northern Genesis Acquisition I. We believe that potential sellers of target businesses will view the fact that our management team has successfully negotiated a business combination for Northern Genesis Acquisition I as a positive factor in considering whether or not to enter into a business combination with us. Notwithstanding the foregoing, past performance of our management team or Northern Genesis Acquisition I is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team or Northern Genesis Acquisition I’s performance as indicative of our future performance.

Business Strategy

We seek to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from their operating and deal making expertise. Our selection process is expected to leverage our management team’s network of relationships, deal sourcing capability and unique industry experiences to access a wide range of proprietary opportunities. The team members have developed these capabilities during their respective career endeavors. Our management team has a history of sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses. They also share deep relationships with target companies and capital markets advisors, as well as extensive experience raising both debt and equity capital across business cycles. These experiences have provided them with a broad understanding of public market performance and investor expectations, enhancing their ability to provide mentorship as a target management team transitions from private to public markets.

Initial Business Combination

The NYSE rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. However, we will not be required to meet this condition if we are not then listed on the NYSE.

We anticipate structuring our initial business combination so that company in which our public stockholders own shares following the transaction will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we anticipate only completing such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own less than a majority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the NYSE’s 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors have an indirect financial interest in our founder shares and/or private placement warrants, and may acquire a direct or indirect financial interest in working capital loans to us or in our working capital warrants, which, due to the prices paid for such securities, the lack of redemption rights with respect to such securities and fact that such securities and loans likely would be worthless in the absence of business combination, and other factors, may give rise to conflicts of interest in determining whether to effectuate a particular initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce any interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one that we are legally and contractually permitted to undertake and that otherwise would be reasonable for us to pursue. Subject to the foregoing, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she then has fiduciary or contractual obligations, he or she will honor his fiduciary or contractual obligations to present such opportunity to such entity. In addition, he or she otherwise may choose to present such opportunities to such other entities before he or she presents such opportunities to us, to the extent that he or she determines, in the good faith exercise of his or her professional business judgment, that such opportunities are not suitable for us. Our board of directors has determined that a combination with a particular target generally will not be suitable for us if the cash needed for the acquisition and near-term expansion of the target’s business is less than the $414 million currently held in our trust account.

Without limiting the foregoing, all of our officers and directors have contractual obligations and fiduciary duties under the General Corporation Law of the State of Delaware (the “DGCL”) to Northern Genesis Holdings Inc. and/or to certain companies in which it has invested or may invest, by reason of his or her position with such company, which may compete with us for business combination opportunities. These entities currently include Northern Genesis Acquisition I and Northern Genesis Acquisition Corp. III (“Northern Genesis Acquisition III”), which, like us, are focused on businesses making a positive contribution to sustainability through the ownership, financing and management of societal infrastructure. Pursuant to the terms of the business combination agreement between Northern Genesis Acquisition I and The Lion Electric Company, the members of our management team will not present any new business combination opportunities to Northern Genesis Acquisition I unless and until such business combination agreement is terminated, in which case members of our management team who are officers or directors of Northern Genesis Acquisition I would have obligations to present to Northern Genesis Acquisition I potential business combination opportunities that are presented to them specifically in their capacity as an officer or director of Northern Genesis Acquisition I or that are otherwise suitable for Northern Genesis Acquisition I. Alternatively, upon consummation of the business combination between Northern Genesis Acquisition I and The Lion Electric Company, it is anticipated that Ian Robertson and Christopher Jarratt will serve on the board of directors of The Lion Electric Company and will have fiduciary obligations to The Lion Electric Company. In addition, our directors and officers also have fiduciary and contractual obligations to Northern Genesis Acquisition III, including obligations to present to Northern Genesis Acquisition III potential business combination opportunities that are presented to them specifically in their capacity as an officer or director of Northern Genesis Acquisition III.

We do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses for a business combination:

●	Ability to align with our sustainability principles and support reduction of carbon intensity;

●	Defined barriers to entry or sustainable competitive advantages;

●	Predictable revenue and free cash flow to support reinvestment growth;

●	Little material technology, scale-up or market risk and success not premised on future capital raises to achieve growth plans;

●	Opportunity to benefit from our management team’s network and expertise to drive improved financial performance; and

●	Ability to benefit from access to the public capital markets.

Notwithstanding the foregoing, these criteria and guidelines are not intended to be exhaustive. Further, we may elect to pursue a business combination with a target business that may not meet any of the foregoing criteria and guidelines. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, criteria and guidelines that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they have advised us that they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

As supported by the business combination with The Lion Electric Company announced for Northern Genesis Acquisition I, we believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination initially in the amount of $414,000,000 assuming no redemptions and after payment of $14,490,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of any of our securities (including forward purchase securities) in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If the purchase price for our initial business combination is paid in equity or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price or for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (including, but not limited to, pursuant to the forward purchase agreement), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. Other than the forward purchase agreement, at this time we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our filings with the SEC and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

Subject to maintaining funds adequate for our projected obligations, we expect to make payments, up to $2,000,000 in the aggregate, in respect of the services of personnel affiliated with our sponsor, including persons who may be directors or officers of our company, for activities on our behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of our company, such amounts will be reviewed and approved by our audit committee. We also will reimburse our sponsor, officers, directors and their respective affiliates for any out-of-pocket expenses incurred on our behalf, and we have agreed to pay our sponsor or its affiliate a total of $10,000 per month, from the date our securities were first listed on the NYSE until the closing of our initial business combination, for office space, utilities, secretarial support and administrative services.

Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers, directors or their affiliates or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers, directors or their affiliates. In the event we seek to complete our initial business combination with a business combination target that is affiliated with any such persons, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or from another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.

Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

In any case, we anticipate only completing an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% fair market value test. There is no basis for investors in our company to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our success may depend on the marketing and sale of a limited number of products or services, and we may be subject to any negative economic, competitive and regulatory developments affecting the particular industry in which we operate after our initial business combination.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, future management may not have the necessary skills, qualifications or abilities to manage a public company.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that our officers and directors and will have significant experience or knowledge relating to the operations of any particular target business with which we may combine.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Liquidation if No Business Combination

We will have until January 15, 2023 to complete our initial business combination. If we are unable to complete our business combination within such period (and our stockholders have not amended our amended and restated certificate of incorporation to extend this time period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for cash, at a per-share price equal to the aggregate amount then on deposit in the trust account (including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.

The holders of our founder shares are not entitled to any liquidating distributions from the trust account with respect to such founder shares if we fail to complete our initial business combination within 24 months from the closing of our IPO.

Our sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation (a) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (b) with respect to any other provisions that specifically apply only to the period prior to the consummation of our initial business combination, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of a business combination (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing a plan of dissolution, as well as payments to any creditors, will be funded from funds available to us outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our tax obligations, we may request that the trustee release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors and the underwriters in our IPO), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a definitive agreement for a business combination, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account (even if such waiver is deemed to be unenforceable) and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy this indemnity obligation nor have we asked it to reserve for such eventuality and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, if we are not be able to complete our initial business combination, you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, and our sponsor asserts that it is unable to satisfy its indemnification obligation or that it has no indemnification obligation related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligation. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligation to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination within 24 months from the closing of our IPO, or if they redeem their respective shares for cash upon the completion of the initial business combination, or in connection with certain amendments to our amended and restated certificate of incorporation. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 4801 Main Street, Suite 1000, Kansas City, MO 64112. The cost for our use of any office space used by us, including this space, is included in the $10,000 per month fee we will pay to our sponsor or its affiliates for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Employees

We do not have any full-time employees and we do not intend to have any prior to the consummation of our initial business combination.

Website

Our website address is www.northerngenesis.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

Risks Regarding Our Business Strategy

●	We are a newly formed company with no operating history and no revenues; our ability to source and complete an initial business combination is entirely dependent upon the efforts of our management team; and past performance by our management team or by Northern Genesis Acquisition I may not be indicative of future performance of an investment in us.

●	If, due to our lack of revenues, other resource constraints, competition, or any other factors we are unable to complete an initial business combination within 24 months following the closing of our IPO, our public stockholders may receive only $10.00 per share, and perhaps less, on the redemption of our public shares, and our warrants will expire worthless.

●	The right of our public stockholders to cause their public shares to be redeemed upon a business combination, the significant number of warrants that we will issue, and the uncertainties regarding the extent and amount of any redemptions of our common stock and exercise of our warrants may make us a less attractive combination candidate than strategic or other competitors, increasing the risk that we fail to timely complete an initial business combination, or do so on less favorable terms.

Business Combination Risks

●	Because we are not limited to evaluating target businesses in a particular industry and have not identified any specific target businesses with which to pursue for our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations prior to an investment in our securities. We may we may enter into our initial business combination with a target that does not meet our criteria and guidelines, that is in a sector or geography that is outside of our management team’s expertise, or that is financially unstable, exposing your investment to unexpected and potentially concentrated risks.

●	Our due diligence regarding any particular target may not uncover all material risks, or identified risks may evolve in unforeseen ways, and our assessment of how management or key personnel of a target may perform in a higher growth mode or as a public company may be inaccurate.

●	We are not required to obtain an opinion from an independent investment banking firm or from another independent firm that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for, or relative valuations reflected by, a business combination is fair to our company from a financial point of view.

●	Due to transaction structure or other reasons, our stockholders may represent a minority of a combined business, and our management team may not control or have significant influence over management of the target business following our initial business combination.

Risks Related to Our Securities and Redemption

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You may experience future dilution as a result of private placements or other financing to complete our initial business combination as well as the exercise of any of the significant number of warrants for our common stock. In addition, we may issue additional shares of common stock or preferred stock to complete our initial business combination or thereafter.

●	We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you. In addition, our ability to require exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the shares of common stock issuable upon exercise will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

●	You will not have any rights or interests in funds from the trust account established with proceeds of our IPO, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss. If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

●	If third parties bring claims against us, including but not limited to claims in bankruptcy, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share. In addition, in certain circumstances a bankruptcy trustee or third parties could seek to recover redemption payments from stockholders who received such payments.

Conflict of Interest Risks

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or their affiliates which may raise potential conflicts of interest.

●	The sponsor and our officers and directors have or may have interests in us and our securities that differ from or are in addition to those of our stockholders generally, including as a result of direct or indirect interests in the founders shares, private placement warrants, working capital warrants, and forward purchase securities, loans to us, and waivers of rights to receive funds from the trust account.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Risks Regarding Our Business Strategy

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination with our company and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

Past performance by our management team or similar companies affiliated with our management team may not be indicative of future performance of an investment in our securities.

Information regarding performance by our management team or businesses associated with our management team, including Northern Genesis Acquisition I, is presented for informational purposes only. Past performance by our management team or any such businesses is not a guarantee either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team or of performance of any other companies or businesses associated with members of our management team, including Northern Genesis Acquisition I, as indicative of our future performance or of an investment in us or of the returns that we will or are likely to generate.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and, upon the completion of our initial public offering, filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors in our securities are not afforded the benefits or protections of those rules. Among other things, this means that our units became immediately tradable upon completion of our initial public offering, we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419, and interest earned on funds held in the trust account may be released to us for payment of income and franchise taxes prior to completion of our initial business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first full fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they would have to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to identify and consummate an initial business combination.

Our ability to identify and consummate an initial business combination is dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on our ability to identify and consummate an initial business combination.

The success of our business following an initial business combination will be dependent upon the efforts of key personnel, some of whom may join us upon or following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Although some of our key personnel may remain with the company in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place, and that the efforts of those individuals will be critical to the operations and success of the business following the business combination. While we intend to closely scrutinize any such individuals, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. Further, the loss of any such key personnel could negatively impact the operations and profitability of our post-combination business.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting acquisitions. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are more limited than many of these competitors. While we believe there will be numerous target businesses we potentially could acquire, our ability to compete with respect to the acquisition of target businesses requiring sizable amounts of cash will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless.

If funds held outside the trust account are insufficient to allow us to operate prior to the completion of our initial business combination, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Of the net proceeds of our initial public offering and sale of private placement warrants, only approximately $1,000,000 was available to us outside the trust account to fund our working capital requirements prior to an initial business combination. If funds available to us outside of the trust account are not sufficient to allow us to operate prior to the consummation of an initial business combination, we would need to borrow funds from our sponsor or other third parties to operate or may be forced to liquidate.

Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances, and any such advances would be repayable only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.00 per share, or possibly less than $10.00 per share, on our redemption of our public shares and our warrants will expire worthless.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a definitive agreement with a prospective target business that requires as a closing condition that we have a minimum amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of such business combination (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or will result in us not being able to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a definitive agreement with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires that we have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If we are unable to complete our initial business combination, our public stockholders may receive only $10.00 per share, or possibly less than $10.00 per share, on the liquidation of our trust account and our warrants will expire worthless.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage in negotiating the terms of a business combination as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, as we get closer to our dissolution deadline, target business may have greater leverage in negotiating the terms of a business combination with us, resulting in terms that are less favorable to our stockholders.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations and redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than $10.00 per share in certain circumstances, and our warrants will expire worthless.

We must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period and have not increased the time available to us by amending our amended and restated certificate of incorporation, we will: (i) cease all operations except for the purpose of winding up, (ii) not more than ten business days thereafter, redeem our public shares for cash, at a per-share price equal to the aggregate amount then on deposit in the trust account (including interest not previously released to us to pay our tax obligations, less up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

The grant of registration rights may make it more difficult to negotiate the terms of our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the closing of our initial public offering, our sponsor, the purchasers of the private placement warrants, the forward purchase investor and their permitted transferees can demand that we register their founder shares, private placement warrants, working capital warrants, forward purchase securities, and the shares of common stock issuable upon exercise of the private placement warrants, working capital warrants or forward purchase warrants. We will bear the cost of registering these securities.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make negotiating the terms of our initial business combination more difficult. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of the securities of the combined company that may occur upon the registration of our founder shares, private placement warrants, working capital warrants, forward purchase securities and the shares of common stock issuable upon exercise of the private placement warrants, working capital warrants or forward purchase warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to identify and combine with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data, or that of a third party with which we do business. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss, lawsuits, investigations, fines and penalties, whether directly or through claims made against us by third parties.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Business Combination Risks

Because we have not identified any specific target businesses with which to pursue for our initial business combination, you will be unable to ascertain the merits or risks of our future operations prior to an investment in our securities.

Because we have not yet identified a specific target business with which to complete our initial business combination, there is no basis to evaluate the possible merits or risks of our future operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. Further, we cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares.

We may seek acquisition opportunities in industries or sectors outside of our management’s areas of expertise.

Although we expect to focus our search for a target business involved in the ownership, financing and management of societal infrastructure, we may seek to complete a business combination with a target business in any industry or sector, including industries and sectors outside of our management’s areas of expertise. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum amount of cash. In addition, if stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.

We may not be able to adequately assess the management of a prospective target business, including whether a target’s management has the skills, qualifications or abilities to manage a public company, which could negatively impact the value of our stockholders’ investment.

When evaluating the desirability of affecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks, which could adversely impact our results of operations and financial condition.

We are not required to obtain an independent fairness opinion regarding our initial business combination and, consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

If our business combination is with only one target business, we would be solely dependent on that business, which may have a limited number of products or services, and a lack of diversification may negatively impact our operations and profitability.

Although we may effectuate our business combination with either a single target business or multiple target businesses simultaneously or within a short period of time, effecting our initial business combination with more than one target business is less likely due to various factors, including greater challenges in identifying complementary businesses, negotiating combination terms with multiple entities at the same time, complex accounting issues, and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis.

Completing our initial business combination with only a single entity would render our success solely dependent upon the performance of that business, which may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, and would subject us to all economic, competitive and regulatory developments affecting the target business. Unlike an operating company or other entities that have the resources to complete several business combinations in different industries or different areas of a single industry, our initial business combination with a single target would not result in a diversification of operations, spreading of risks, or offsetting of losses.

If we attempt to simultaneously complete business combinations with multiple prospective targets, it may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. All of these risks may negatively impact our profitability and results of operations.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless stockholder approval of such business combination is required under applicable law or stock exchange listing requirements. Except as required by law or stock exchange listing requirements, the decision between seeking stockholder approval of a proposed business combination or allowing stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion. If we decide to allow stockholders to their shares to us in a tender offer, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

In evaluating a prospective target business for our initial business combination, our management may consider the availability of funds from the sale of the forward purchase securities, which may be used as part of the consideration to the sellers in the initial business combination. If the forward purchase investor decides not to exercise its right to purchase all or some of the forward purchase securities, we may decide not to consummate our initial business combination, or if we decide to, we may lack sufficient funds to consummate our initial business combination.

We have entered into the forward purchase agreement pursuant to which, if we determine to raise capital by issuing equity securities in connection with the closing of our initial business combination, the forward purchase investor agreed and has the first right to purchase, subject to certain conditions, up to an aggregate maximum amount of $75,000,000 of either (i) a number of forward purchase units for $10.00 per unit or (ii) a number of forward purchase shares for $9.75 per share, in a private placement that would close simultaneously with the closing of our initial business combination. Whether we would issue forward purchase units valued at $10.00 per unit or forward purchase shares valued at $9.75 per share to the forward purchase investor would be determined at our election, and in our sole discretion, at the time we notify the forward purchase investor of our intent to raise capital through the issuance of equity securities. The funds from the sale of the forward purchase securities are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used for working capital in the post-transaction company.

The obligations under the forward purchase agreement will not depend on whether any public stockholders elect to redeem their shares in connection with our initial business combination. However, if the sale of the forward purchase securities does not close, for example, by reason of the failure of the forward purchase investor to fund the purchase price for its forward purchase securities, we may lack sufficient funds to consummate our initial business combination. The forward purchase investor’s obligation to purchase the forward purchase securities is conditioned on, among other things, the forward purchase investor giving us its irrevocable written confirmation, confirming its commitment to purchase forward purchase securities and the amount thereof, no later than fifteen days after we notify it of our intention to raise capital through the issuance of equity securities in connection with the closing of a proposed business combination, and on a requirement that such initial business combination is approved by a majority of our board and a majority of the independent directors of our board. Accordingly, if the forward purchase investor does not consent and confirm its commitment to the purchase, or if the initial business combination is not approved by a majority of our board and a majority of the independent directors of our board, the forward purchase investor would not be obligated to purchase any forward purchase securities.

Additionally, the forward purchase investor’s obligations to purchase the forward purchase securities will be subject to termination prior to the closing of the sale of such securities by mutual written consent of us and such forward purchase investor, or automatically: (i) if our initial business combination is not consummated within 24 months from the closing of our initial public offering or (ii) if we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within 60 days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of us or such forward purchase investor, in each case which is not removed, withdrawn or terminated within 60 days after such appointment. In addition, the forward purchase investor’s obligation to purchase the forward purchase securities will be subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the forward purchase securities. In the event of any such failure to fund by the forward purchase investor, any such obligation is so terminated, or any such condition is not satisfied and not waived, the amount of funds that we would have available for our initial business combination and working capital of the post-business combination company would be reduced and we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases would be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum amount of cash at the closing of our initial business combination, where it appears that such requirements would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination even though a substantial majority of our stockholders elect to have their shares redeemed.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of an initial business combination (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Our management may not be able to maintain control of a target business after our initial business combination.

We anticipate only completing a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares.

Risks Related to Our Securities and Redemption

The NYSE may delist our securities from trading on its exchange and an active trading market for our securities may not be sustained, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants are currently listed on the NYSE. Although we expect to continue to meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $150,000,000, the aggregate market value of publicly-held shares would be required to be at least $40,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market, but an active trading market for our securities may not be sustained. If this were to occur, significant adverse consequences could include:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are listed on the NYSE, our units, common stock and warrants are covered securities.

However, if such securities cease to be listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may incur debt to fund working capital needs or business combination transaction expenses, and we may issue or incur substantial debt to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may incur debt to fund working capital needs or business combination transaction expenses, and we may choose to issue or incur substantial debt to complete our initial business combination. We will not incur any indebtedness prior to our initial business combination unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account and, as such, no issuance of debt prior to our initial business combination will affect the per-share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase up to 13,800,000 shares of common stock as part of the units sold in our initial public offering and, simultaneously with such offering, warrants to purchase up to 6,686,667 shares of common stock in a private placement to our sponsor. In addition, if our sponsor, officers, directors, or their affiliates make any working capital loans to us, up to $3,000,000 of such loans may be converted into working capital warrants, at the price of $1.50 per warrant at the option of the lender. All of such warrants provide for the purchase of our common stock at $11.50 per share.

To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

We have not registered the shares of common stock issuable upon exercise of our warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of our warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares no later than 15 business days after the closing of our initial business combination, and to have it declared effective and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable state securities laws to the extent an exemption is not available.

If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and, if the holder does not sell the warrant, such warrant may have no value and expire worthless. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the shares of common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption for cash, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when shares of common stock have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of common stock. The holder would have received 875 shares of common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. We currently have 48,250,000 authorized but unissued shares of common stock available for issuance, 20,486,667 shares of which have been reserved for issuance upon exercise of outstanding warrants, and 1,000,000 authorized but unissued shares of preferred stock available for issuance.

Our amended and restated certificate of incorporation provides that, prior to our initial business combination, we cannot issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. However, we may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of our investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

The warrants may become exercisable and redeemable for a security other than shares of our common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than shares of our common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time.

We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants are governed by the terms of a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding warrants (including the private placement warrants) to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding warrants approve of such amendment. If all private placement warrants are voted in favor of any such amendment, we would need only 3,556,667, or approximately 26%, of the 13,800,000 outstanding public warrants to be voted in favor of the amendment to have it approved. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and for certain issuances of common stock and equity-linked securities as described herein) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants, nor any working capital warrants, will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity may be amended with the approval of holders of a majority of the outstanding shares of our common stock.

Our amended and restated certificate of incorporation may be amended if approved by holders of a majority of the outstanding shares of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules, and subject to rights of our public stockholders to require the redemption of their public shares in the event of amendments prior to our initial business combination to provisions that specifically apply only to the period prior to the consummation of our initial business combination. Our sponsor owns 20% of our outstanding common stock and will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner it chooses. Our ability to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination activity may increase our ability to complete a business combination with which you do not agree.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, in connection with any stockholder vote to approve a business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our certificate of incorporation or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provisions that specifically apply only to the period prior to the consummation of our initial business combination and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), cannot seek redemption with respect to more than 15% of our outstanding common stock. Your inability to redeem such excess shares will reduce your influence over our ability to complete our initial business combination, and you will not receive redemption distributions with respect to such excess shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% of our outstanding shares of common stock and, in order to dispose of such shares, you would be required to sell such shares in open market transactions, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by such stockholders in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires that we adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder likely would be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our deposit of funds into the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors and the underwriters in our initial public offering), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Upon redemption of our public shares as a result of a failure to complete our business combination within the prescribed timeframe, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive agreement for a business combination, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account (even if such waiver is deemed to be unenforceable) and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligation and its only assets are expected to be our securities. We have not asked our sponsor to reserve for such indemnification obligations. As a result, we think it is unlikely that our sponsor would be able to satisfy any indemnification obligation if it arises. In such event, you may receive less than $10.00 per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligation of our sponsor resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our tax obligations and up to $100,000 for liquidation expenses, and our sponsor asserts that it is unable to satisfy its indemnification obligation or that it has no indemnification obligation related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligation.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligation to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce this indemnification obligation, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Conflict of Interest Risks

Our officers and directors may have conflicts of interest that could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. The conflicts of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are now, and may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our amended and restated certificate of incorporation provides that we renounce any interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one that we are legally and contractually permitted to undertake and that otherwise would be reasonable for us to pursue. Subject to the foregoing, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she then has fiduciary or contractual obligations, he or she will honor his fiduciary or contractual obligations to present such opportunity to such entity. In addition, he or she otherwise may choose to present such opportunities to such other entities before he or she presents such opportunities to us, to the extent that he or she determines, in the good faith exercise of his or her professional business judgment, that such opportunities are not suitable for us. Our board of directors has determined that a combination with a particular target generally will not be suitable for us if the cash needed for the acquisition and near-term expansion of the target’s business is less than the $414 million currently held in our trust account.

Without limiting the foregoing, all of our officers and directors have contractual obligations and fiduciary duties under the General Corporation Law of the State of Delaware (the “DGCL”) to Northern Genesis Holdings Inc. and/or to certain companies in which it has invested or may invest, by reason of his or her position with such company, which may compete with us for business combination opportunities. These entities currently include Northern Genesis Acquisition I and Northern Genesis Acquisition Corp. III (“Northern Genesis Acquisition III”), which, like us, are focused on businesses making a positive contribution to sustainability through the ownership, financing and management of societal infrastructure. Pursuant to the terms of the business combination agreement between Northern Genesis Acquisition I and The Lion Electric Company, the members of our management team will not present any new business combination opportunities to Northern Genesis Acquisition I unless and until such business combination agreement is terminated, in which case members of our management team who are officers or directors of Northern Genesis Acquisition I would have obligations to present to Northern Genesis Acquisition I potential business combination opportunities that are presented to them specifically in their capacity as an officer or director of Northern Genesis Acquisition I or that are otherwise suitable for Northern Genesis Acquisition I. Alternatively, upon consummation of the business combination between Northern Genesis Acquisition I and The Lion Electric Company, it is anticipated that Ian Robertson and Christopher Jarratt will serve on the board of directors of The Lion Electric Company and will have fiduciary obligations to The Lion Electric Company. In addition, our directors and officers also have fiduciary and contractual obligations to Northern Genesis Acquisition III, including obligations to present to Northern Genesis Acquisition III potential business combination opportunities that are presented to them specifically in their capacity as an officer or director of Northern Genesis Acquisition III.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, officers, directors, or their affiliates although we do not currently intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or their affiliates which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or their affiliates. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such a transaction was attractive and in the best interests of our stockholders. Despite our agreement to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions regarding the fairness of such a transaction, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers, and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In October 2020, we issued an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000. The number of founder shares was determined based on the expectation that such founder shares would represent 20% of our issued and outstanding shares of common stock after our initial public offering and so, on January 12, 2021, we effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in our sponsor holding an aggregate number of 10,350,000 founder shares. The founder shares are not entitled to redemption rights and will be worthless if we do not complete an initial business combination. In addition, simultaneously with our initial public offering, our sponsor purchased 6,686,667 private placement warrants, each exercisable for one share of common stock at $11.50 per share, for an aggregate purchase price of $10,030,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination. In addition, we may obtain loans from our sponsor, officers, directors or their affiliates which likely would not be repaid if we do not consummate an initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsor owns 20% of our issued and outstanding shares of common stock. In addition, our sponsor, officers, directors or their affiliates could determine in the future to purchase shares of our common stock in the open market or in private transactions, to the extent permitted by law, in order to influence the vote on any matter on which a vote of our stockholders is required, or the magnitude of the number of stockholders seeking to tender their shares to us in connection with any matters giving rise to such rights. In connection with any vote for a proposed business combination, our sponsor, as well as all of our officers and directors, have agreed to vote all shares of common stock then owned by them, whenever and however acquired, in favor of such proposed business combination.

Our board of directors is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of a business combination.

Risks Related to Regulatory Compliance and Corporate Governance

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, and are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, subject to limited exceptions, that derivative actions brought in our name, actions against our directors, officers, employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Except as otherwise limited by applicable law, any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may make it more costly, or limit a stockholder’s ability, to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or employees, which may discourage lawsuits with respect to such claims. However, we cannot be certain that a court will decide that this provision is either applicable or enforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts for all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. As a result, the exclusive forum provision in our amended and restated certificate of incorporation does not apply to suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, or to suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments, and restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure, and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. As a result of the foregoing, we do not believe that our principal activities subject us to the Investment Company Act. Furthermore, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Further, we may be subject to additional burdensome and costly requirements under the Sarbanes-Oxley Act if we are no longer an emerging growth company or smaller reporting company.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 4801 Main Street, Suite 1000, Kansas City, MO 64112. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor (or an affiliate thereof) for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, common stock and warrants are each traded on the New York Stock Exchange under the symbols “NGAB.U,” “NGAB” and “NGAB.W,” respectively. Our units commenced public trading on January 12, 2021, and our common stock and warrants commenced separate public trading on March 5, 2021.

Holders

On April 9, 2021, there was one holder of record of our units, two holders of record of our common stock, one holder of record of our public warrants, and one holder of record of our private placement warrants.

Dividends

We have not paid or declared any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of the board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds

On January 15, 2021, we consummated our IPO of 41,400,000 units, which included 5,400,000 units as a result of the underwriters’ election to exercise in full their over-allotment option. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $414,000,000. J.P. Morgan Securities LLC, Barclays Capital Inc. and CIBC World Markets Corp. acted as the book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251639). The Securities and Exchange Commission (the “SEC”) declared the registration statement effective on January 12, 2021.

Simultaneously with the consummation of our IPO and the option to purchase additional Units, we consummated a private placement of 6,686,667 private placement warrants to our sponsor at a price of $1.50 per private placement warrant, generating total proceeds of $10,030,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the warrants underlying the units sold in our IPO, except that the private placement warrants are not transferable, assignable or salable until 30 days after the completion of our initial business combination, subject to certain limited exceptions, and will be exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from our IPO, the closing of the over-allotment option and the private placement warrants, $414,000,000 was placed in the trust account.

We paid a total of $8,280,000 in underwriting discounts and commissions and $451,415 for other costs and expenses related to our IPO. In addition, the underwriters agreed to defer up to $14,490,000 in underwriting discounts and commissions. For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 25, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, which we refer to as our initial business combination, with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have not generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for our IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from September 25, 2020 (inception) through December 31, 2020, we had a net loss of $1,450, which consisted of formation and operating expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had no cash. Until the consummation of our IPO, our only source of liquidity was an initial purchase of common stock by our sponsor and loans from our sponsor.

On January 15, 2021, we consummated our IPO of 41,400,000 Units, at a price of $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 units, generating gross proceeds of $414,000,000. Simultaneously with the closing of our IPO and the exercise of the over-allotment option, we consummated the sale of 6,686,667 private placement warrants to the sponsor at a price of $1.50 per private placement warrant generating gross proceeds of $10,030,000.

Following our IPO, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $414,000,000 was placed in the trust account. We incurred $23,221,415 in transaction costs, including $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $451,415 of other offering costs.

We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan funds to us. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $3,000,000 of such loans may be converted into working capital warrants, at a price of $1.50 per warrant, at the option of the lender. Such working capital warrants would be identical to the private placement warrants.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have an agreement to pay the sponsor a monthly fee of $10,000 for office space, secretarial, and administrative support services. We began incurring these fees on January 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of our IPO, or $14,490,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

We have entered into a forward purchase agreement pursuant to which, if we determine to raise capital by issuing equity securities in connection with the closing of our initial business combination, certain persons have the first right to purchase up to an aggregate maximum amount of $75,000,000 of forward purchase securities, consisting of either (i) a number of forward purchase units for $10.00 per unit or (ii) a number of forward purchase shares for $9.75 per share, in a private placement that would close simultaneously with the closing of our initial business combination. Whether we would issue forward purchase units valued at $10.00 per unit or forward purchase shares valued at $9.75 per share to the forward purchase investors would be determined at our election, and in our sole discretion, at the time we notify Northern Genesis Capital II LLC of our intent to raise capital through the issuance of equity securities. A forward purchase investor’s obligation to purchase forward purchase securities is conditioned on, among other things, the forward purchase investor confirming its commitment to purchase forward purchase securities and the amount thereof, no later than fifteen days after we notify Northern Genesis Capital II LLC of our intention to raise capital through the issuance of equity securities in connection with the closing of a proposed business combination, and on a requirement that such initial business combination is approved by a majority of our board and a majority of the independent directors of our board.

The forward purchase warrants would have the same terms as our public warrants and the forward purchase shares would be identical to our public shares, except the forward purchase shares and the forward purchase warrants would be subject to transfer restrictions until registered pursuant to certain registration rights.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Position
Paul Dalglish	62	Director
Michael Hoffman	70	President
Chris Jarratt	62	Director and Chair
Ken Manget	59	Director and Chief Financial Officer
Ian Robertson	61	Director and Chief Executive Officer
Robert Schaefer	54	Director
Brad Sparkes	49	Director

Paul Dalglish, one of our founders, has served as a member of our Board of Directors since our formation. He has also served on the board of directors of Northern Genesis Acquisition I since June 2020. Mr. Dalglish is an experienced operations and information technology executive, specializing in the design and delivery of systems providing operational excellence. Mr. Dalglish brings experience in the delivery of technology-enabled transformations with international clients and has led large global employee and contractor teams. He has led business development and contract negotiation teams for large outsourcing contracts. From June 2019 until January 2021, Mr. Dalglish served as Vice President of Operations for JANA Corporation, a utility services company providing risk assessment programs to the North American natural gas industry. From 2016 to August 2019, Mr. Dalglish served as President of Hibernia Solutions Inc., a provider of pre- and post-acquisition support to utilities and utility-related companies. From 2008 to 2015, Mr. Dalglish was with Serco Canada Inc., a multi-national government outsourcing company, initially serving as a Managing Director of its subsidiary Serco-DES Inc. and later serving as its President. Previously, Mr. Dalglish focused on the acquisition and integration of new businesses on behalf of Accenture’s utility outsourcing business. Mr. Dalglish previously served on the Board of Directors and Audit Committee for AirSource Power Fund I LP, a publicly listed renewable energy company and currently sits on the Boards of several not-for-profit organizations. Mr. Dalglish has been accredited as a Chartered Director by McMaster University, holds a Professional Engineer designation through his Bachelor of Science from the University of Waterloo and has been awarded a Master of Business Administration from the University of Western Ontario. We believe Mr. Dalglish is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

Michael Hoffman, one of our founders, has served as our President since our formation. Mr. Hoffman is an active senior business professional. Mr. Hoffman has served as the President of Northern Genesis Acquisition I since August 2020 and Northern Genesis Acquisition III since its formation in January 2021. He is the founder of Stone Capital Partners, a private financing firm focused on energy infrastructure in North America and globally. Prior to founding Stone Capital Partners in 2018, Mr. Hoffman was a partner at Riverstone Holdings, a multi-billion private equity firm, from 2003 through 2018 where he was head of Riverstone’s Renewable Energy Funds and led the teams responsible for conventional power and energy investments. He has more than 30 years of experience in the origination and execution of global infrastructure investment and is committed to the concept of sustainable investing. From 1988 through 2003, Mr. Hoffman was Senior Managing Director and Head of the Mergers & Acquisitions advisory business of The Blackstone Group where he was a member of the Private Equity Investment Committee and the firm’s Executive Committee. Prior to Blackstone, Mr. Hoffman was Co-Head of Mergers & Acquisitions at Smith Barney & Co. Mr. Hoffman is Chairman of the Board of Annovis Bio, Inc., an Alzheimer’s development company. He also serves on the Board of Rockefeller University. He received a BA and an MA from Northwestern University and an MBA from Harvard Business School. He is a co-author of the book, “GREEN: Your Place in the New Energy Revolution.”

Christopher Jarratt, one of our founders, has served as a member of our Board of Directors and Chair since November 2020. Mr. Jarratt has served as a member of the Board of Directors of Northern Genesis Acquisition III since its formation in January 2021. Mr. Jarratt is an active senior business professional having co-founded Algonquin Power Corporation (the predecessor to Algonquin Power & Utilities Corp.) in 1988 and serving as Executive Vice Chair for Algonquin Power & Utilities Corp. from October 2009 through November 2020 and director from October 2009 through October 2020. Mr. Jarratt brings more than 30 years of experience in the origination, development and operations of global infrastructure investment initiatives and is committed to the concept of best of class governance and sustainable investing. Mr. Jarratt previously served on the Board of Directors of Atlantica Sustainable Infrastructure plc (NASDAQ: AY), a publicly listed affiliate of Algonquin traded on the NASDAQ exchange. Mr. Jarratt is a professional engineer and holds an engineering degree from the University of Guelph. In addition, Mr. Jarratt holds the designation of Chartered Director from McMaster University. We believe Mr. Jarratt is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

Ken Manget, one of our founders, has served as our Chief Financial Officer since our formation. He has also served as the Chief Financial Officer of Northern Genesis Acquisition I since June 2020 and on its Board since July 2020 and as Chief Financial Officer of Northern Genesis Acquisition III since its formation in January 2021. From 2014 to 2019, Mr. Manget served as Global Head, Relationship Investing at the Ontario Teachers’ Pension Plan where he ran teams in Hong Kong, London and Toronto, and was responsible for a diversified portfolio of pre-IPO, public and private equity investments. After leaving Ontario Teachers’ Pension Plan, he has been active as a private investor and director of companies. From 2009 to 2014, Mr. Manget served as Head of Investment Banking at Desjardins Capital Markets. He started his career at Schlumberger, Inc. as a Field Engineer in Latin America. His finance background includes positions at: Salomon Brothers in London and New York (from 1986 to 1988), and at BMO Capital Markets in Toronto (from 1992 to 2009) where he had exposure to a broad range of capital markets/investment banking activities including: mergers & acquisitions, equities, fixed income, derivatives and securitization. Mr. Manget is a past board member of St. Joseph’s Health Centre Foundation, the Heart and Stroke Foundation, is currently a member of the Board of the Canadian Ditchley Foundation, and serves an alumnus volunteer for Harvard University. He also currently serves on the Board of NASDAQ listed Organigram Holdings Inc. (NASDAQ: OIG) where he is a member of the audit, compensation and investment committees. He holds a Mechanical Engineering degree from the University of Toronto, a M.B.A from the Harvard Business School, and an ICD.D designation granted by the Institute of Corporate Directors, at the University of Toronto.

Ian Robertson, one of our founders, has served as our Chief Executive Officer and a member of our Board of Directors since our formation. He has also served as the Vice Chair of the Board of Directors of Northern Genesis Acquisition I since June 2020 and as Chief Executive Officer and a member of the Board of Directors of Northern Genesis Acquisition III since its formation in January 2021. Mr. Robertson is an active senior business professional and currently leads InfraStar Investments, an infrastructure investment fund management company. Mr. Robertson co-founded APCI in 1988 and previously served as Chief Executive Officer and Director of Algonquin Power & Utilities Corp. from October 2009 through July 2020. During his leadership tenure, Algonquin grew to become one of Canada’s largest power and utilities companies, serving regulated electricity, natural gas and water utility customers in the United States and Canada and owning and operating a large portfolio of global renewable wind and solar powered generation capacity. He has more than 30 years of experience in the origination and execution of global infrastructure investment initiatives and is committed to the concept of sustainable investing. Mr. Robertson previously served on the Board of Directors of Atlantica Sustainable Infrastructure plc (NASDAQ: AY), a publicly listed affiliate of Algonquin traded on the NASDAQ exchange. Mr. Robertson received an electrical engineering degree from the University of Waterloo, a Master of Business Administration from York University, and a Master of Law from the Law School of the University of Toronto. He is a professional engineer and holds a Chartered Financial Analyst designation. We believe Mr. Robertson is well-qualified to serve as our Chief Executive Officer and on our board of directors due to his business experience and contacts and relationships.

Robert Schaefer, one of our founders, has served as a member of our Board of Directors since our formation. He has also served on the Board of Directors of Northern Genesis Acquisition I since July 2020 and Northern Genesis Acquisition III since its formation in January 2021. Mr. Schaefer is an active business professional. From 2017 to November 2020, he served as the Executive Vice President and Chief Financial Officer for the Ascendant Group Limited, the parent of Bermuda Electric Company, and continues to serve in an advisory role for Ascendant Group Limited. Mr. Schaefer is an executive with a track record of repositioning and growing businesses through his experience leading business units, undertaking mergers and acquisitions and completing finance transactions in Bermuda, Canada, U.S. and Europe. Mr. Schaefer has been responsible for significant capital deployment in growth investments, negotiation of long-term contract restructurings and company sales and acquisitions. From 2015 to 2017, Mr. Schaefer led the strategic restructuring of Maxim Power Corp. including the successful divestiture of European and US power businesses. From 2008 through 2015, Mr. Schaefer was responsible for TransAlta Corporation’s energy marketing business unit and business development activities. Mr. Schaefer holds a Bachelors of Commerce from the University of Calgary and is a member of the Institute of Chartered Accountants of Alberta and Bermuda. We believe Mr. Schaefer is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

Brad Sparkes, one of our founders, has served as a member of our Board of Directors since our formation. He has also served on the Board of Directors of Northern Genesis Acquisition I since June 2020 and Northern Genesis Acquisition III since its formation in January 2021. Mr. Sparkes is an active senior business professional. He co-founded and has served as President and Chief Executive Officer for BowArk Energy Ltd, a wind energy developer, since September 2003. Since its inception, BowArk has successfully developed a number of renewable energy projects across Canada. Mr. Sparkes previously held the position of Chief Financial Officer and Director for AirSource Power Fund LP which successfully completed the construction of the St. Leon Wind Energy Facility. Prior to BowArk, Mr. Sparkes gained extensive experience in developing and financing power projects across North America. From 2000 to 2003, Mr. Sparkes was Director of Business Development of Calpine Canada where he led its acquisitions and development team focusing on the natural gas-fired energy sector successfully developing and financing a number of projects in the North American energy sector. Prior to joining Calpine, he was a member of TransAlta Energy Corporation’s business development team from 1996 to 2000, also focusing on natural gas-fired energy sector in Canada. Mr. Sparkes holds an Engineering degree from the University of Calgary. We believe Mr. Sparkes is well-qualified to serve on our board of directors due to his business experience and contacts and relationships.

Director Independence

NYSE listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of our Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Dalglish, Schaefer and Sparkes are independent directors under NYSE rules and Rule 10A-3 of the Exchange Act. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Our Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. The rules of the NYSE and Rule 10A of the Exchange Act generally require that these committees be comprised solely of independent directors.

Audit Committee

We have established an audit committee of our Board of Directors. Messrs. Schaefer, Dalglish and Sparkes serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Schaefer qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our Board of Directors. Messrs. Dalglish and Sparkes serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our executive officers’ compensation, evaluating our executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our executive officers based on such evaluation;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating Committee

We have established a nominating committee of our Board of Directors. The members of our nominating committee are Messrs. Schaefer and Dalglish. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Item 11.	Executive Compensation.

To the date hereof, none of our executive officers or directors have received any cash compensation for services rendered to us. Since our formation, we have not granted any stock options, stock appreciation rights, or any other equity or equity-based awards under long-term incentive plans to any of our executive officers or directors.

Subject to maintaining funds adequate for our projected obligations, we expect to make payments, up to $2,000,000 in the aggregate, in respect of the services of personnel affiliated with our sponsor, including persons who may be directors or officers of our company, for activities on our behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of our company, such amounts will be reviewed and approved by our audit committee. We also will reimburse our sponsor, officers, directors and their respective affiliates for any out-of-pocket expenses incurred on our behalf, and we have agreed to pay our sponsor or its affiliate a total of $10,000 per month, from the date our securities were first listed on the NYSE until the closing of our initial business combination, for office space, utilities, secretarial support and administrative services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 9, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of shares of commons stock	Percentage of outstanding common stock
Directors and Executive Officers (1)

Paul Dalglish (2)	—	*

Michael Hoffman (2)	—	*

Chris Jarratt (2)	10,350,000	20.0%

Ken Manget (2)	—	*

Ian Robertson (2)	10,350,000	20.0%

Robert Schaefer (2)	—	*

Brad Sparkes (2)	—	*

All directors and executive officers as a group (persons)	10,350,000	20.0%

Greater than 5% Beneficial Owners (1)

Northern Genesis Sponsor II LLC (2)	10,350,000	20.0%

Alberta Investment Management Corporation (3)	3,000,000	5.8%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 4801 Main Street, Suite 1000, Kansas City, MO 64112.

(2)	Northern Genesis Sponsor II LLC, our sponsor, is the record holder of these shares. Mr. Robertson and Mr. Jarratt serve as Managing Members of our sponsor and accordingly, exercise voting and dispositive power over such shares. The balance of the directors and executive officers shall not have voting or dispositive control over any of the shares held by our sponsor and accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(3)	According to Schedule 13G filed with the SEC on January 22, 2021 by Alberta Investment Management Corporation. The address of the business office of each of the Reporting Persons is 1600 - 10250 101 Street NW, Edmonton, Alberta T5J 3P4, Canada.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In October 2020, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 8,625,000 founder shares. On January 12, 2021, we effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in our sponsor holding an aggregate number of 10,350,000 founder shares. The founder shares included an aggregate of up to 1,350,000 founder shares subject to forfeiture to the extent to which the underwriters’ over-allotment option was not exercised in full or in part, so that our sponsor would own 20% of our issued and outstanding shares after our IPO. On January 15, 2021, as a result of the underwriters’ election to exercise their over-allotment option in full, all of the founders shares ceased to be subject to forfeiture, resulting in an aggregate of 10,350,000 founder shares issued and outstanding.

With certain limited exceptions, title to the founder shares cannot be transferred until the earlier of (i) one year after the completion of our initial business combination, (ii) the date on which the last sale price of our common stock has equaled or exceeded $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (iii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

We entered into an agreement which commenced on January 12, 2021, whereby we will pay our sponsor or its affiliate a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Subject to maintaining funds adequate for our projected obligations, we expect to make payments, up to $2,000,000 in the aggregate, in respect of the services of personnel affiliated with our sponsor, including persons who may be directors or officers of our company, for activities on our behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of our company, such amounts will be reviewed and approved by our audit committee.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Due from Our Sponsor

At the closing of our IPO on January 15, 2021, a portion of the proceeds from the sale of the private placement warrants in the amount of $1,080,000 was due to us to be held outside of the trust account for working capital purposes. Such amount was paid by to us by our sponsor on January 18, 2021.

Promissory Note — Related Party

On September 25, 2020, we issued an unsecured promissory note to our sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of our IPO or (iii) the abandonment of our IPO. As of December 31, 2020, there was $117,917 in borrowings outstanding under the Promissory Note, which is currently due on demand.

Working Capital Warrants

In order to provide working capital or finance transaction costs in connection with an intended initial business combination, our sponsor, officers, directors or their affiliates may, but are not obligated to, loan us funds on a non-interest basis. If we complete our initial business combination, we would repay such loaned amounts. If we do not consummate an initial business combination, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $3,000,000 of such loans may be converted into working capital warrants at a price of $1.50 per warrant at the option of the lender. We do not expect to seek loans prior to our initial business combination from parties other than our sponsor, officers, directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Forward Purchase Agreement

We have entered into the forward purchase agreement pursuant to which, if we determine to raise capital by issuing equity securities in connection with the closing of our initial business combination, certain persons have the first right to purchase up to an aggregate maximum amount of $75,000,000 of forward purchase securities, consisting of either (i) a number of forward purchase units for $10.00 per unit or (ii) a number of forward purchase shares for $9.75 per share, in a private placement that would close simultaneously with the closing of our initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

Registration Rights

The holders of the founder shares, private placement warrants, any working capital warrants that may be issued upon conversion of working capital loans, and any forward purchase securities that may be issued upon our initial business combination (and any shares of common stock issuable upon the exercise of the private placement warrants, working capital warrants, or forward purchase warrants) will be entitled to registration rights that require us to register a sale of any of our securities held by them pursuant to a registration rights agreement entered into in connection with our IPO. These holders will be entitled to make up to four demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the costs and expenses of filing any such registration statements.

Related Party Policy

Our code of ethics, which was adopted upon consummation of our IPO, requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our Board of Directors) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that it enters into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from September 25, 2020 (inception) through December 31, 2020 totaled $75,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from September 25, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from September 25, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from September 25, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements:

2.	Financial Statement Schedules:

None.

3.	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Bylaws of Northern Genesis Acquisition Corp. II (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (3)
10.1	Form Letter Agreement from each of the Company’s sponsor, officers and directors (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (3)
10.3	Promissory Note (1)
10.4	Registration Rights Agreement between the Company and certain security holders. (3)
10.5	Private Placement Warrant Subscription Agreement between the Company and Northern Genesis Sponsor II LLC (3)
10.6	Administrative Services Agreement between the Company and Northern Genesis Sponsor II LLC (3)
10.7	Indemnification Agreement (3)
10.8	Forward Purchase Agreement between the Company and Northern Genesis Capital LLC (2)
10.9	Founder Shares Purchase Agreement between the Company and Northern Genesis Sponsor II LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-251639) filed on January 4, 2021.

(2)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-251639) filed on January 8, 2021.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on January 19, 2021.

Item 16.	Form 10-K Summary.

None.

NORTHERN GENESIS ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Northern Genesis Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Northern Genesis Acquisition Corp. II (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholder’s equity and cash flows for the period from September 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

April 14, 2021

NORTHERN GENESIS ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Deferred offering costs	$249,917
TOTAL ASSETS	$249,917

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$1,450
Accrued offering costs	107,000
Promissory note — related party	117,917
Total Current Liabilities	226,367

Commitments and Contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	23,965
Accumulated deficit	(1,450)
Total Stockholder’s Equity	23,550
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$249,917

The accompanying notes are an integral part of the financial statements.

F-3

NORTHERN GENESIS ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$1,450
Net Loss	$(1,450)

Weighted average shares outstanding, basic and diluted	10,350,000

Basic and diluted net loss per common share	$(0.00)

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — September 25, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	10,350,000	1,035	23,965	—	25,000

Net loss	—	—	—	(1,450)	(1,450)

Balance — December 31, 2020	10,350,000	$1,035	$23,965	$(1,450)	$23,550

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,450
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from promissory note — related party	117,917
Payment of offering costs	(117,917)
Net cash provided by financing activities	—

Net Change in Cash	—
Cash – Beginning	—
Cash – Ending	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$107,000
Deferred offering costs paid by Sponsor in exchange for the issuance of common stock	$25,000

The accompanying notes are an integral part of the financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Northern Genesis Acquisition Corp. II (the “Company”) was incorporated in Delaware on September 25, 2020. The Company is a blank check company formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to initially concentrate on target businesses making a positive contribution to sustainability through the ownership, financing and management of societal infrastructure.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares, which includes the full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,686,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, Northern Genesis Sponsor II LLC (the “Sponsor”), generating gross proceeds of $10,030,000, which is described in Note 4.

Transaction costs amounted to $23,221,415 consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $451,415 of other offering costs.

Following the closing of the Initial Public Offering on January 15, 2021, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, if a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the business combination (or such greater number as may be required by applicable law or the rules of any applicable national securities exchange) are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provisions that specifically apply only to the period prior to the consummation of our initial business combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until January 15, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The holders of the Founder Shares have no redemption rights with respect to such Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligations and up to $100,000 for liquidation excepts, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Management’s Plan

Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through March 31, 2022 and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

Deferred offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. On January 15, 2021, offering costs amounting to $23,221,415 were charged to stockholder’s equity upon the completion of the Initial Public Offering (see Note 1). As of December 31, 2020, there were $249,917 of deferred offering costs recorded in the accompanying balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from September 25, 2020 (inception) through December 31, 2020.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,350,000 shares that were subject to forfeiture by the Sponsor if the over-allotment option was not exercised by the underwriter (see Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,686,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,030,000, from the Company in a private placement. Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 2, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 8,625,000 shares of the Company’s common stock (the “Founder Shares”). On January 12, 2021, the Company effected a stock dividend of 0.2 shares for each founder share outstanding, resulting in 10,350,000 shares of common stock outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 1,350,000 Founder Shares are no longer subject to forfeiture.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Sponsor will agree, subject to limited exceptions, not to transfer title to any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company agreed, commencing on January 12, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate of the Sponsor, a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Due from Sponsor

At the closing of the Initial Public Offering on January 15, 2021, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $1,080,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was paid by the Sponsor to the Company on January 18, 2021.

Promissory Note — Related Party

On September 25, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering. As of December 31, 2020, there was $117,917 in borrowings outstanding under the Promissory Note, which is currently due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officer or directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes may be converted into warrants at a price of $1.50 per warrant (“Working Capital Warrants”). Such Working Capital Warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on January 12, 2021, the holders of the Founder Shares, Private Placement Warrants, any Working Capital Warrants, and any Forward Purchase Securities (and any shares of common stock issuable upon the exercise of the Private Placement Warrants, any Working Capital Warrants, or any Forward Purchase Warrants) will be entitled to registration rights requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to four demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $14,490,000. The deferred fee will be payable in cash to the underwriters solely in the event that the Company completes a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

The Company entered into the forward purchase agreement (the “Forward Purchase Agreement”) with Northern Genesis Capital II LLC (formerly Northern Genesis Capital LLC), an entity which is affiliated with the Company’s Sponsor, pursuant to which, if the Company determines to raise capital by issuing equity securities in connection with the closing of its initial business combination, certain persons have the first right to purchase an aggregate maximum amount of $75,000,000 of either (i) a number of units (“Forward Purchase Units”), consisting of one share of Class A common stock (“Forward Purchase Shares”) and one-sixth of one redeemable warrant (“Forward Purchase Warrants”), for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.75 per share (such Forward Purchase Shares valued at $9.75 per share or the Forward Purchase Units, as the case may be, the “Forward Purchase Securities”), in a private placement that would close simultaneously with the closing of the Initial Business Combination. The Forward Purchase Warrants would have the same terms as the Public Warrants and the Forward Purchase Shares would be identical to the shares of common stock included in the Units sold in the Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants would be subject to transfer restrictions until registered pursuant to certain registration rights. The funds from the sale of the Forward Purchase Securities may be used as part of the consideration to the sellers in the initial Business Combination and for expenses in connection with an initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company.

The forward purchase transaction is not dependent upon or affected by the percentage of stockholders electing to redeem their Public Shares and may provide the Company with an increased minimum funding level for the initial Business Combination. The forward purchase transaction is subject to conditions, including one or more purchasers (each, a “forward purchase investor”) confirming its commitment to purchase Forward Purchase Securities and the amount thereof, no later than fifteen days after the Company notifies Northern Genesis Capital II LLC of the Company’s intention to raise capital through the issuance of equity securities in connection with the closing of an initial Business Combination. Each forward purchase investor may grant or withhold its confirmation entirely within its sole discretion. Accordingly, if a forward purchase investor does not confirm the purchase, it will not have the right and will not be obligated to purchase any of the Forward Purchase Securities.

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 10,350,000 shares of common stock issued and outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of common stock issuable upon exercise of the warrants and thereafter will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period commencing once the warrants become exercisable and ending commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 10 trading day period starting on the trading day prior the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants, Working Capital Warrants, and the common stock issuable upon the exercise of the Private Placement Warrants and Working Capital Warrants cannot be transferred until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If any Private Placement Warrants or Working Capital Warrants are held by someone other than the initial purchasers or their permitted transferees, such Private Placement Warrants and Working Capital Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 — SUBSEQUENT EVENTS

On April 12, 2021, the SEC issued guidance informing market participants that warrants issued by special purpose acquisition companies (“SPACs”), such as the Company, may need to be classified as a liability of the SPAC measured at fair value, with changes in fair value reported each period. Such classification will not affect the financial statements presented in this Form 10-K, because the Company had not consummated its Initial Public Offering and had not issued any warrants during the period from September 25, 2020 (inception) through December 31, 2020. The Company has determined, pursuant to the SEC’s guidance, that the fair value of the warrants issued by the Company upon the consummation of its Initial Public Offering should be reclassified from temporary equity to warrant liability in the balance sheet included in the Current Report on Form 8-K filed on January 22, 2021. Subsequently, changes in the fair value of the warrants will be recorded in the statement of operations. In addition, the Registration Statements filed on Form S-1 and the Final Prospectus filed before the closing of the Initial Public Offering on January 15, 2021 did not account for the effect of this reclassification in its capitalization table and certain other disclosures. The Company is evaluating the materiality of this reclassification and is assessing the impact of this reclassification on its balance sheet included in the filed Form 8-K in accordance with SEC Staff Accounting Bulletin (“SAB”) 99 and SAB 108, which is expected to be completed before the filing by the Company of its Quarterly Report Form 10-Q for the period ended March 31, 2021.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GENESIS ACQUISITION CORP. II

Date: April 14, 2021	By:	/s/ Ian Robertson
	Name:	Ian Robertson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2021	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Dalglish	Director	April 14, 2021
Paul Dalglish

/s/ Ian Robertson	Director and Chief Executive Officer	April 14, 2021
Ian Robertson	(Principal Executive Officer)

/s/ Ken Manget	Chief Financial Officer	April 14, 2021
Ken Manget	(Principal Financial and Accounting Officer)

/s/ Chris Jarratt	Director and Chair	April 14, 2021
Chris Jarratt

/s/ Robert Schaefer	Director	April 14, 2021
Robert Schaefer

/s/ Brad Sparkes	Director	April 14, 2021
Brad Sparkes

53