Form 10-Q
period 2021-03-31
Northern Genesis Acquisition Corp. II
filed 2021-05-26
CIK 1827980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39881

NORTHERN GENESIS ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3433695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4801 Main Street, Suite 1000

Kansas City, MO

(Address of principal executive offices)

(816) 514-0324

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-third of one redeemable warrant	NGAB.U	New York Stock Exchange
Common Stock, par value $0.0001 per share	NGAB	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	NGAB WS	New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 24, 2021, there were 51,750,00 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$933,404	$—
Prepaid expenses and other current assets	301,170	—
Total Current Assets	1,234,574	—

Deferred offering costs	—	249,917
Marketable securities held in Trust Account	414,008,341	—
TOTAL ASSETS	$415,242,915	$249,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$109,441	$1,450
Accrued offering costs	—	107,000
Income taxes payable	—	—
Promissory note – related party	—	117,917
Total Current Liabilities	109,441	226,367

Warrant liability	24,098,867	—
Deferred underwriting fee payable	14,490,000	—
Total Liabilities	38,698,308	226,367

Commitments

Common stock subject to possible redemption 37,153,752 and -0- shares at redemption value at March 31, 2021 and December 31, 2020, respectively	371,544,602	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,596,248 and 10,350,000 shares issued and outstanding (excluding 37,153,752 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	1,460	1,035
Additional paid-in capital	119,812	23,695
Retained earnings/(Accumulated deficit)	4,878,733	(1,450)
Total Stockholders’ Equity	5,000,005	23,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$415,242,915	$249,917

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Three Months Ended March 31,
2021
Operating and formation costs	$1,612,758
Loss from operations	(1,612,758)

Other income:
Change in fair value of warrant liability	6,484,600
Interest earned on marketable securities held in Trust Account	8,341
Other income, net	6,492,941

Income before income taxes	4,880,183
Benefit for income taxes	—
Net income	$4,880,183

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	36,524,863

Basic and diluted net income per share, Common stock subject to redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	14,187,614

Basic and diluted net income per share, Non-redeemable common stock	$0.34

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	10,350,000	1,035	$—	$23,965	$(1,450)	$23,550

Sale of 41,400,000 Units, net of underwriting discounts	41,400,000	4,140	—	371,625,771	—	371,629,911

Sale of 6,686,667 Private Placement Warrants	—	—	—	10,963	—	10,963

Common stock subject to possible redemption	(36,524,863)	(3,652)	—	(365,244,981)	—	(365,248,633)

Change in value of common stock subject to redemption	(628,889)	(63)	—	(6,295,906)	—	(6,295,969)

Net Income	—	—	—	—	4,880,183	4,880,183

Balance – March 31, 2021	14,596,248	1,460	$—	$119,812	$4,878,733	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Three Months Ended March 31,
2021
Cash Flows from Operating Activities:
Net income	$4,880,183
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,341)
Changes in fair value of warrant liability	(6,484,600)
Compensation expense	267,467
Offering costs allocable to warrant liabilities	1,148,289
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(301,170)
Accrued expenses	107,991
Net cash used in operating activities	(390,181)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Warrants	10,030,000
Repayment of promissory note – related party	(117,917)
Payment of offering costs	(308,498)
Net cash provided by financing activities	415,323,585

Net Change in Cash	933,404
Cash – Beginning of period	—
Cash – End of period	$933,404

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$-
Initial classification of common stock subject to possible redemption	$365,248,633
Change in value of common stock subject to possible redemption	$6,295,969
Deferred underwriting fee payable	14,490,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares, which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on January 15, 2021, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and held as cash or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Sponsor and the Company’s officers, directors and director nominees will agree (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provisions that specifically apply only to the period prior to the consummation of our initial business combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

The holders of the Founder Shares will agree to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation excepts, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 14, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 19, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 9).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.

 Net income per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,486,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$8,341
Less: interest available to be withdrawn for payment of taxes	(8,341)
Net income allocable to common stock subject to possible redemption	$—
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	36,524,863
Basic and diluted net income per share, common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net income	$4,880,183
Less: Net income allocable to common stock subject to possible redemption	—
Non-Redeemable Net Income	$4,880,183
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	14,187,614
Basic and diluted net income per share, Non-redeemable Common stock	$0.34

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 2A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT AS OF January 15, 2021

The Company previously accounted for its outstanding Public Warrants (as defined in Note 3) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

In further consideration of the SEC Staff Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued balance sheet as of January 15, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash. The following table summarizes the effect of the restatement on each financial statement line items as of January 15, 2021.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of January 15, 2021 (audited)
Warrant Liability	$0	$30,583,467	$30,583,467
Total Liabilities	14,861,115	30,583,467	45,444,582
Common Stock Subject to Possible Redemption	395,832,100	(30,583,467)	365,248,633
Common Stock	1,217	306	1,523
Additional Paid-in Capital	5,000,268	1,415,756	6,415,718
Accumulated Deficit	(1,480)	(1,415,756)	(1,417,236)

Number of shares subject to possible redemption	39,583,210	(3,058,347)	36,524,863

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-third of one redeemable warrant redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,686,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,030,000, from the Company in a private placement. Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 12, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

Due from Sponsor

At the closing of the Initial Public Offering on January 15, 2021, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $1,080,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was paid by the Sponsor to the Company on January 18, 2021.

Promissory Note — Related Party

On September 25, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering. As of March 31, 2021 and December 31, 2020, there was $0 and $117,917, respectively, outstanding under the Promissory Note.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers, directors and director nominees or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes may be converted into warrants at a price of $1.50 per warrant (“Working Capital Warrants”). Such Working Capital Warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on January 12, 2021, the holders of the Founder Shares, Private Placement Warrants and any Working Capital Warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or Working Capital Warrants) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to four demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $14,490,000. The deferred fee will be payable in cash to the underwriters solely in the event that the Company completes a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

On January 8, 2021. the Company entered into the forward purchase agreement (the “Forward Purchase Agreement”) with Northern Genesis Capital LLC (the “forward purchase investor”), pursuant to which, if the Company determines to raise capital by issuing equity securities in connection with the closing of its initial business combination, the forward purchase investor, an entity which is affiliated with the Company’s Sponsor, agreed and has the first right to purchase, subject to certain conditions, in an aggregate maximum amount of $75,000,000 of either (i) a number of units (the “forward purchase units”), consisting of one share of Class A common stock (the “forward purchase shares”) and one-sixth of one redeemable warrant (the “forward purchase warrants”), for $10.00 per unit or (ii) a number of forward purchase shares for $9.75 per share (such forward purchase shares valued at $9.75 per share or the forward purchase units, as the case may be, the “forward purchase securities”), in a private placement that would close simultaneously with the closing of the Initial Business Combination. The forward purchase warrants would have the same terms as the Public Warrants and the forward purchase shares would be identical to the shares of common stock included in the Units sold in the Initial Public Offering, except the forward purchase shares and the forward purchase warrants would be subject to transfer restrictions and certain registration rights. The funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination and for expenses in connection with an initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company.

The forward purchase transaction is not dependent upon or affected by the percentage of stockholders electing to redeem their Public Shares and may provide the Company with an increased minimum funding level for the initial Business Combination. The forward purchase transaction is subject to conditions, including the forward purchase investor giving the Company its irrevocable written confirmation, confirming its commitment to purchase forward purchase securities and the amount thereof, no later than fifteen days after the Company notifies it of the Company’s intention to raise capital through the issuance of equity securities in connection with the closing of an initial Business Combination. The forward purchase investor may grant or withhold its consent and confirmation entirely within its sole discretion. Accordingly, if the forward purchase investor does not consent to and confirm the purchase, it will not be obligated to purchase any of the forward purchase securities. (See Note 10 for a description of the amended and restated Forward Purchase Agreements that occurred subsequent to March 31, 2021).

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 14,596,248 shares and 10,350,000 of common stock issued and outstanding, excluding 37,153,752 and -0- shares of common stock subject to possible redemption, respectively.

NOTE 8. WARRANT LIABILITY

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$414,008,341
Liabilities:
Warrant liability – Public Warrants	1	$16,008,000
Warrant liability – Private Placement Warrants	3	8,090,867

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 25, 2020 (inception)	$—	$—	$—
Initial measurement on January 15, 2021	10,297,467	20,286,000	30,583,467
Change in valuation inputs or other assumptions	(2,206,600)	(4,278,000)	(6,484,600)
Fair value as of March 31, 2021	$8,090,867	$16,008,000	$24,098,867

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The fair value of the Private Placement Warrants was estimated at January 15, 2021 to be $1.54 per share and at March 31, 2021 to be $1.21 per share using the modified Black-Scholes option pricing model and the following assumptions:

	January 15, 2021	March 31, 2021
Expected Volatility	25.0%	18.0%
Risk-free interest rate	0.58%	1.04%
Expected term (years)	5.00	5.00
Fair value per share of common stock	$9.51	$9.92

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below and in Note 2a, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 21, 2021, the Company entered into an Amended and Restated Forward Purchase Agreement with Northern Genesis Capital II LLC (formerly known as Northern Genesis Capital LLC) (“NGC”) (the “NGC Forward Purchase Agreement”), and certain additional Forward Purchase Agreements with additional institutional investors (collectively, with the NGC Forward Purchase Agreement, the “Forward Purchase Agreements”). The Forward Purchase Agreements collectively replace that certain Forward Purchase Agreement previously entered into by the Company and NGC in connection with the closing of the Company’s initial public offering (the “Original Agreement”).

Pursuant to the Forward Purchase Agreements, if the Company determines to raise capital by the private placement of equity securities in connection with the closing of its initial business combination (subject to certain limited exceptions), the members of NGC (institutional investors that also are members of the Company’s Sponsor,) and the parties to the additional Forward Purchase Agreements have the first right to purchase an aggregate amount of up to 7,500,000 “forward purchase units” of the Company (under all Forward Purchase Agreements, taken together) for $10.00 per forward purchase unit, or an aggregate total of $75,000,000. Each forward purchase unit would consist of one share of the Company’s common stock and one-sixth of one warrant, with each whole warrant exercisable to purchase one share of the Company’s common stock at $11.50 per share. The common stock and warrants included in the forward purchase units would have the same terms as the Company’s publicly traded common stock and warrants but would not be freely tradable until registered. As with the Original Agreement, any commitment by any potential purchaser under any of the Forward Purchase Agreements is subject to and conditioned upon written confirmation from the prospective purchaser, following the Company’s notification to such purchaser of its intention to enter into an initial business combination agreement, which a prospective purchaser was grant or withhold in its sole discretion.

In addition, if a private placement of equity securities in connection with the Company’s initial business combination exceeds $75,000,000, the Company agreed under each Forward Purchase Agreement to use its commercially reasonable efforts to permit priority participation in such additional amount by the members of NGC and the parties to the additional Forward Purchase Agreements, in an aggregate additional amount up to $150,000,000, on the same terms as those offered to other prospective purchasers in connection with such additional private placement amount.

Each Forward Purchase Agreement that the holders of the shares of common stock and warrants included in the forward purchase units will be entitled to registration rights pursuant to the terms of any registration rights agreement applicable to any equity securities issued by way of private placement in connection with the closing of the Company’s initial business combination or, in the absence of the foregoing, pursuant to the terms of the registration rights agreement entered into by the Company, Sponsor and NGC in connection with the Company’s initial public offering (the “Registration Rights Agreement”). Pursuant to the foregoing, on April 21, 2021, the Registration Rights Agreement was amended to clarify that the shares and warrants included in up to 7,500,000 total forward purchase units remain subject to the Registration Rights Agreement, regardless of the specific Forward Purchase Agreement pursuant to which they may be issued.

Each Forward Purchase Agreement contains representations and warranties by each party, conditions to closing, and additional provisions that are customary for agreements of this nature. The terms of all of the Forward Purchase Agreements are substantively the same, except that the NGC Forward Purchase Agreement gives NGC board observation rights prior to the Company’s initial business combination, and gives the members of NGC a priority right to subscribe for any of the forward purchase units that any other prospective purchasers do not elect to purchase under any of the other Forward Purchase Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Northern Genesis Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Northern Genesis Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 25, 2020 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On April 21, 2021, the Company entered into an Amended and Restated Forward Purchase Agreement with Northern Genesis Capital II LLC (formerly known as Northern Genesis Capital LLC) (“NGC”) (the “NGC Forward Purchase Agreement”), and certain additional Forward Purchase Agreements with additional institutional investors (collectively, with the NGC Forward Purchase Agreement, the “Forward Purchase Agreements”). The Forward Purchase Agreements collectively replace that certain Forward Purchase Agreement previously entered into by the Company and NGC in connection with the closing of the Company’s initial public offering (the “Original Agreement”).

Pursuant to the Forward Purchase Agreements, if the Company determines to raise capital by the private placement of equity securities in connection with the closing of its initial business combination (subject to certain limited exceptions), the members of NGC (institutional investors that also are members of the Company’s Sponsor) and the parties to the additional Forward Purchase Agreements have the first right to purchase an aggregate amount of up to 7,500,000 “forward purchase units” of the Company (under all Forward Purchase Agreements, taken together) for $10.00 per forward purchase unit, or an aggregate total of $75,000,000. Each forward purchase unit would consist of one share of the Company’s common stock and one-sixth of one warrant, with each whole warrant exercisable to purchase one share of the Company’s common stock at $11.50 per share. The common stock and warrants included in the forward purchase units would have the same terms as the Company’s publicly traded common stock and warrants but would not be freely tradable until registered. As with the Original Agreement, any commitment by any potential purchaser under any of the Forward Purchase Agreements is subject to and conditioned upon written confirmation from the prospective purchaser, following the Company’s notification to such purchaser of its intention to enter into an initial business combination agreement, which a prospective purchaser was grant or withhold in its sole discretion.

In addition, if a private placement of equity securities in connection with the Company’s initial business combination exceeds $75,000,000, the Company agreed under each Forward Purchase Agreement to use its commercially reasonable efforts to permit priority participation in such additional amount by the members of NGC and the parties to the additional Forward Purchase Agreements, in an aggregate additional amount up to $150,000,000, on the same terms as those offered to other prospective purchasers in connection with such additional private placement amount.

 Each Forward Purchase Agreement that the holders of the shares of common stock and warrants included in the forward purchase units will be entitled to registration rights pursuant to the terms of any registration rights agreement applicable to any equity securities issued by way of private placement in connection with the closing of the Company’s initial business combination or, in the absence of the foregoing, pursuant to the terms of the registration rights agreement entered into by the Company, Sponsor and NGC in connection with the Company’s initial public offering (the “Registration Rights Agreement”). Pursuant to the foregoing, on April 21, 2021, the Registration Rights Agreement was amended to clarify that the shares and warrants included in up to 7,500,000 total forward purchase units remain subject to the Registration Rights Agreement, regardless of the specific Forward Purchase Agreement pursuant to which they may be issued.

Each Forward Purchase Agreement contains representations and warranties by each party, conditions to closing, and additional provisions that are customary for agreements of this nature. The terms of all of the Forward Purchase Agreements are substantively the same, except that the NGC Forward Purchase Agreement gives NGC board observation rights prior to the Company’s initial business combination, and gives the members of NGC a priority right to subscribe for any of the forward purchase units that any other prospective purchasers do not elect to purchase under any of the other Forward Purchase Agreements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 25, 2020 (inception) through January 15, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $4,880,183, which consists of the change in fair value of warrant liability of $6,484,600 and interest earned on marketable securities held in our Trust Account of $8,341, offset by operating costs of $1,612,758.

Liquidity and Capital Resources

On January 15, 2021, we completed the Initial Public Offering of 41,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,400,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 6,686,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to Northern Genesis Sponsor II LLC, the Sponsor, generating gross proceeds of $10,030,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $414,000,000 was placed in the Trust Account. We incurred $23,221,415 in Initial Public Offering related costs, including $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $451,415 of other costs.

For the three months ended March 31, 2021, cash used in operating activities was $390,181. Net income of $4,880,183 was affected by interest earned on marketable securities held in the Trust Account of $8,341, the change in fair value of warrant liability of $6,484,600, compensation expense of $267,467 and transaction costs associated with the IPO of $1,148,289. Changes in operating assets and liabilities provided $193,179 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $414,008,341 (including $8,341 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $933,404. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on January 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $14,490,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the Initial Public Offering, the Company entered into the forward purchase agreement (the “Forward Purchase Agreement”) with NGC, which Forward Purchase Agreement was subsequently amended and restated as described under “—Recent Developments” above.

The forward purchase transaction is not dependent upon or affected by the percentage of stockholders electing to redeem their Public Shares and may provide the Company with an increased minimum funding level for the initial Business Combination. The forward purchase transaction is subject to conditions, including the forward purchase investor giving the Company its irrevocable written confirmation, confirming its commitment to purchase forward purchase securities and the amount thereof, no later than fifteen days after the Company notifies it of the Company’s intention to raise capital through the issuance of equity securities in connection with the closing of an initial Business Combination. The forward purchase investor may grant or withhold its consent and confirmation entirely within its sole discretion. Accordingly, if the forward purchase investor does not consent to and confirm the purchase, it will not be obligated to purchase any of the forward purchase securities.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Restatement of Previously Issued Financial Statements

On May 21, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued audited balance sheet dated as of January 15, 2021 (the “IPO Balance Sheet)” should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our IPO Balance Sheet, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as more fully described in Note 2 to the Notes to Financial Statements included in this Quarterly Report.

Remediation Plan

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC. Except as described below, as of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued the SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2021, we consummated the Initial Public Offering of 41,400,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $414,000,000. J.P. Morgan Securities LLC, Barclays Capital Inc. and CIBC Capital Markets acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-251639 and 333-252056). The Securities and Exchange Commission declared the registration statements effective on January 12, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and Northern Genesis Sponsor II LLC consummated the private placement of an aggregate of 6,686,667 Units at a price of $1.50 per Private Placement Warrant, generating total proceeds of $10,030,000. Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $414,000,000 was placed in the Trust Account.

We paid a total of $8,280,000 in underwriting fees, $14,490,000 of deferred underwriting fees and $451,415 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
4.1	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.2	Registration Rights Agreement between the Company and certain securityholders (1)
10.3	Private Placement Warrant Subscription Agreement between the Company and the Sponsor (1)
10.4	Administrative Services Agreement between the Company and Northern Genesis Sponsor II LLC (1)
10.5	Form of Indemnification Agreement (1)
10.6	Form of Insider Letter (2)
10.76	Forward Purchase Agreement with Northern Genesis Capital LLC (2)
10.8	Amended and Restated Forward Purchase Agreement with Northern Genesis Capital II LLC (3)
10.9	Form of Forward Purchase Agreement (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 19, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1/A, Amendment No. 2, filed on January 8, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit our Current Report on Form 8-K filed on April 27, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GENESIS ACQUISITION CORP. II

Date: May 25, 2021	By:	/s/ Ian Robertson
	Name:	Ian Robertson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2021	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)