Form 10-Q
period 2021-06-30
Northern Genesis Acquisition Corp. II
filed 2021-08-16
CIK 1827980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 51,750,000 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$296,271	$—
Prepaid expenses and other current assets	208,263	—
Total Current Assets	504,534	—

Deferred offering costs	—	249,917
Marketable securities held in Trust Account	414,023,366	—
TOTAL ASSETS	$414,527,900	$249,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$640,600	$1,450
Accrued offering costs	—	107,000
Promissory note – related party	—	117,917
Total Current Liabilities	640,600	226,367

FPA liability	1,106,667	—
Warrant liability	34,956,801	—
Deferred underwriting fee payable	14,490,000	—
Total Liabilities	51,194,068	226,367

Commitments

Common stock subject to possible redemption 41,400,000 and -0- shares at redemption value at June 30, 2021 and December 31, 2020, respectively	414,000,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,805,951 and 10,350,000 shares issued and outstanding (excluding 35,944,049 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	1,035	1,035
Additional paid-in capital	—	23,965
Accumulated deficit	(50,667,203)	(1,450)
Total Stockholders’ Equity	(50,666,168)	23,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,527,900	$249,917

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Operating and formation costs	$1,261,199	$2,873,957
Loss from operations	(1,261,199)	(2,873,957)

Other expense:
Change in fair value of warrant liability	(10,857,934)	(4,373,334)
Change in fair value of FPA liability	(140,000)	(140,000)
Loss on initial issuance of private warrants	—	(267,467)
Offering costs allocated to warrant and FPA liabilities	—	(1,148,289)
Interest earned on marketable securities held in Trust Account	15,025	23,366
Other expense, net	(10,982,909)	(5,905,724)

Loss before income taxes	(12,244,108)	(7,363,925)
Benefit (provision) for income taxes
Net loss	$(12,244,108)	$(7,363,925)

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	37,153,752	61,945,851

Basic and diluted net income per share, Common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	14,596,248	14,393,060

Basic and diluted net income per share, Non-redeemable common stock	$(0.84)	$(0.51)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-In	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	10,350,000	$1,035	$23,965	$(1,450)	$23,550

Sale of 41,400,000 Units, net of underwriting discounts	41,400,000	4,140	371,625,771	—	371,629,911

Sale of 6,686,667 Private Placement Warrants	—	—	10,963	—	10,963

Common stock subject to possible redemption	(36,524,863)	(3,652)	(365,244,981)	—	(365,248,633)

Change in value of common stock subject to redemption	(628,889)	(63)	(6,295,906)	—	(6,295,969)

Net Income	—	—	—	4,880,183	4,880,183
Balance – March 31, 2021	14,596,248	$1,460	$119,812	$4,878,733	$5,000,005

Change in value of common stock subject to redemption	(4,246,248)	(425)	(119,812)	(42,335,161)	(42,455,398)

Initial classification of FPA liability	—	—	—	(966,667)	(966,667)

Net Loss	—	—	—	(12,244,108)	(12,244,108)
Balance – June 30, 2021	10,350,000	$1,035	$—	$(50,667,203)	$(50,666,168)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(7,363,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,366)
Changes in fair value of warrant liability	4,373,334
Change in fair value of FPA liability	140,000
Loss on initial issuance of private warrants	267,467
Offering costs allocable to warrant liabilities	1,148,289
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(208,263)
Accrued expenses	639,150
Net cash used in operating activities	(1,027,314)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Warrants	10,030,000
Repayment of promissory note – related party	(117,917)
Payment of offering costs	(308,498)
Net cash provided by financing activities	415,323,585

Net Change in Cash	296,271
Cash – Beginning of period	—
Cash – End of period	$296,271

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$365,248,633
Change in value of common stock subject to possible redemption	$48,751,367
Initial Classification of Warrant Liabilities	$30,583,467
Deferred underwriting fee payable	14,490,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 14, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 19, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPA (as defined in Note 6) in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants were initially estimated using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The Private Placement Warrants and FPA are valued using a Modified Black Scholes Option Pricing Model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 41,400,000 shares of common stock subject to possible redemption at June 30, 2021 are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.

Net income per Common Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,486,667 shares in the calculation of diluted loss per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of common stock subject to possible redemption outstanding since original issuance.

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$15,025	$(23,366)
Less: interest available for payment of taxes	(15,025)	(23,366)
Net income allocable to common stock subject to possible redemption	$—	$—
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	37,153,752	61,945,851
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net income	$(12,244,108)	$(7,363,925)
Less: Net income allocable to common stock subject to possible redemption	—	—
Non-Redeemable Net Income	$(12,244,108)	$(7,363,925)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	14,596,248	14,393,060
Basic and diluted net income per share, Non-redeemable Common stock	$(0.84)	$(0.51)

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

JUNE 30, 2021

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 12, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheets.

Due from Sponsor

At the closing of the Initial Public Offering on January 15, 2021, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $1,080,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was paid by the Sponsor to the Company on January 18, 2021.

Promissory Note — Related Party

On September 25, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $0 and $117,917, respectively, outstanding under the Promissory Note.

Personnel Services Agreement

The Company entered into a Personnel Services Agreement, dated April 1, 2021, with the Sponsor pursuant to which, subject to maintaining funds adequate for our projected obligations, the Company expects to pay up to $2,000,000 in the aggregate in respect of the services of personnel affiliated with the Sponsor, including persons who may be directors or officers of the Company, for activities on the Company’s behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of the Company, such amounts will be reviewed and approved by its audit committee. For the three and six months ended June 30, 2021, the Company incurred $440,000, inclusive of $200,000 in initial payment of the agreement and $80,000 for each month within the second quarter for these services, of which such amount is included in accounts payable in the accompanying balance sheets.

The Sponsor, the Company’s officers, and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three and six months ended June 30, 2021, there were no amounts relating to the above arrangement recorded.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on January 12, 2021, the holders of the Founder Shares, Private Placement Warrants and any Working Capital Warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or Working Capital Warrants) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to four demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The agreement was amended as described below under “–Forward Purchase Agreement” to add the forward purchase securities.

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Proposed Business Combination

On June 22, 2021, the Company, Embark Trucks Inc., a Delaware Corporation (“Embark”), and NGAB Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into Embark (the “Merger,” together with the other transactions related thereto, the “Embark Business Combination”), with Embark surviving the Merger as a wholly owned subsidiary of us (the “Surviving Corporation”).

On the date of closing of the Merger (the “Closing”) immediately prior to the effective time of the Merger (the “Effective Time”), the Company will amend and restate our certificate of incorporation (the “Post-Closing Charter”), pursuant to which, among other things, (i) the Company will have a dual class share structure with (x) shares of Class A common stock that will carry voting rights in the form of one vote per share (the “New Class A Common Stock”), and (y) shares of Class B common stock that will carry voting rights in the form of ten votes per share (the “New Class B Common Stock” and, together with the New Class A Common Stock, the “New Common Stock”) and (ii) all outstanding shares of Company common stock will be reclassified into shares of New Class A Common Stock. At Closing, the Company will also change our name to Embark Technology, Inc.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Embark Business Combination by the Company’s stockholders.

Subscription Agreements

In connection with the execution of the Merger Agreement, the Company and Embark entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to purchase, and the Company agreed to sell to the PIPE Investors, an aggregate of 16,000,000 shares of New Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $160 million, in the PIPE Financing.

In addition, in connection with the execution of the Merger Agreement, and pursuant to the Forward Purchase Agreements, certain FPA PIPE Investors agreed to purchase, and the Company agreed to sell to the FPA PIPE Investors, an aggregate of 4,000,000 units, consisting of one share of New Class A Common Stock and one-sixth of a warrant (the “PIPE Units”), for a purchase price of $10.00 per unit and an aggregate purchase price of $40 million, in the PIPE Financing.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements and PIPE Units pursuant to the Forward Purchase Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Embark Business Combination. The purpose of the PIPE is to raise additional capital for use by the Surviving Corporation following the Closing.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Sponsor Support Agreement and Foundation Investor Support Agreement

In connection with the Merger Agreement, the Company, Embark and the Sponsor entered into the Sponsor Support Agreement pursuant to which Sponsor agreed to vote all of its shares of NGA Common Stock in favor of the approval and adoption of the Business Combination. Additionally, Sponsor agreed, among other things, not to (i) transfer any of its shares of New Class A Common Stock or warrants for certain periods of time as set forth in the Sponsor Support Agreement, subject to certain customary exceptions or (ii) enter into any voting arrangement that is inconsistent with the commitment under the Sponsor Support Agreement to vote in favor of the approval and adoption of the Business Combination. Sponsor also agreed to forfeit, immediately prior to Closing, (i) a relative percentage of up to 1,130,239 Founder Shares to the extent that the Sponsor’s institutional investors fail to hold, at the Closing, at least one-half of the shares of NGA Common Stock issued to such investors in connection with our initial public offering, and (ii) up to 627,910 Founder Shares (currently expected to be 393,025 Founder Shares) in connection with the Forward Purchase Agreement investment. The Sponsor Support Agreement will terminate upon the termination of the Merger Agreement if the Closing does not occur.

In addition, in connection with the Merger Agreement, the Sponsor expects certain of its institutional investors to enter into separate Support Agreements pursuant to which such investors will agree, among other things, to vote all shares of our common stock held by such investor at the time of such vote (i) in favor of the approval and adoption of the Business Combination, the Merger Agreement and each of the Transaction Proposals (as defined in the Merger Agreement), (ii) against any other business combination proposal or related proposals; and (iii) against any proposal, action or agreement that would reasonably be expected to impede, frustrate, or prevent the Merger or the satisfaction of any of the conditions thereto. Each such investor is further expected to represent and agree that such investor has not entered into, and will not enter, any agreement that would restrict, limit or interfere with the voting agreement made in the Support Agreement. The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on June 23, 2020.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 10,350,000 shares and 10,350,000 of common stock issued and outstanding, excluding 41,400,000 and -0- shares of common stock subject to possible redemption, respectively.

The Company determined the common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the FPA, it was concluded that the redemption value should include all shares of common stock resulting in the common stock subject to possible redemption being equal to $414,000,000 adjusted for franchise and income taxes. This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$414,023,366
Liabilities:
Warrant liability – Public Warrants	1	$23,322,000
Warrant liability – Private Placement Warrants	3	$11,634,801
FPA Liability	2	$1,106,667

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

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

The following table presents the changes in the fair value of private and public warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 25, 2020 (inception)	$—	$—	$—
Initial measurement on January 15, 2021	10,297,467	20,286,000	30,583,467
Change in valuation inputs or other assumptions	1,337,334	3,036,000	4,373,334
Fair value as of June 30, 2021	$11,634,801	$23,322,000	$34,956,801

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The measurements of the FPA liability are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 2 liability, measured on a recurring basis.

FPA
Liability
Fair value, April 21, 2021	$966,667
Loss on change in fair value	140,000
Fair value, June 30, 2021	$1,106,667

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The fair value of the Private Placement Warrants was estimated at January 15, 2021 to be $1.54 per share and at June 30, 2021 to be $1.74 per share using the modified Black-Scholes option pricing model and the following assumptions:

	January 15, 2021	June 30, 2021
Expected Volatility	25.0%	24.0%
Risk-free interest rate	0.58%	.05%
Expected term (years)	5.00	5.00
Fair value per share of common stock	$9.51	$9.95

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Recent Developments

Personnel Services Agreement

We entered to a Personnel Services Agreement, dated April 1, 2021, with Northern Genesis Sponsor II LLC (the “Sponsor”) pursuant to which, subject to maintaining funds adequate for our projected obligations, we expect to pay up to $2,000,000 in the aggregate in respect of the services of personnel affiliated with the Sponsor, including persons who may be our directors or officers, for activities on our behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of the Company, such amounts will be reviewed and approved by its audit committee.

The Sponsor, our officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Forward Purchase Agreements

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

Proposed Business Combination

On June 22, 2021, we, Embark Trucks Inc., a Delaware Corporation (“Embark”), and NGAB Merger Sub Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into Embark (the “Merger,” together with the other transactions related thereto, the “Embark Business Combination”), with Embark surviving the Merger as a wholly owned subsidiary of us (the “Surviving Corporation”).

On the date of closing of the Merger (the “Closing”) immediately prior to the effective time of the Merger (the “Effective Time”), we will amend and restate our certificate of incorporation (the “Post-Closing Charter”), pursuant to which, among other things, (i) we will have a dual class share structure with (x) shares of Class A common stock that will carry voting rights in the form of one vote per share (the “New Class A Common Stock”), and (y) shares of Class B common stock that will carry voting rights in the form of ten votes per share (the “New Class B Common Stock” and, together with the New Class A Common Stock, the “New Common Stock”) and (ii) all outstanding shares of our common stock will be reclassified into shares of New Class A Common Stock. At Closing, we will also change our name to Embark Technology, Inc.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Embark Business Combination by our stockholders.

Subscription Agreements

In connection with the execution of the Merger Agreement, we and Embark entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to purchase, and we agreed to sell to the PIPE Investors, an aggregate of 16,000,000 shares of New Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $160 million, in the PIPE Financing.

In addition, in connection with the execution of the Merger Agreement, and pursuant to the Forward Purchase Agreements, certain FPA PIPE Investors agreed to purchase, and we agreed to sell to the FPA PIPE Investors, an aggregate of 4,000,000 units, consisting of one share of New Class A Common Stock and one-sixth of a warrant (the “PIPE Units”), for a purchase price of $10.00 per unit and an aggregate purchase price of $40 million, in the PIPE Financing.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements and PIPE Units pursuant to the Forward Purchase Agreements is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Embark Business Combination. The purpose of the PIPE is to raise additional capital for use by the Surviving Corporation following the Closing.

Sponsor Support Agreement and Foundation Investor Support Agreement

In connection with the Merger Agreement, we, Embark and the Sponsor entered into the Sponsor Support Agreement pursuant to which Sponsor agreed to vote all of its shares of NGA Common Stock in favor of the approval and adoption of the Business Combination. Additionally, Sponsor agreed, among other things, not to (i) transfer any of its shares of New Class A Common Stock or warrants for certain periods of time as set forth in the Sponsor Support Agreement, subject to certain customary exceptions or (ii) enter into any voting arrangement that is inconsistent with the commitment under the Sponsor Support Agreement to vote in favor of the approval and adoption of the Business Combination. Sponsor also agreed to forfeit, immediately prior to Closing, (i) a relative percentage of up to 1,130,239 Founder Shares to the extent that the Sponsor’s institutional investors fail to hold, at the Closing, at least one-half of the shares of NGA Common Stock issued to such investors in connection with our initial public offering, and (ii) up to 627,910 Founder Shares (currently expected to be 393,025 Founder Shares) in connection with the Forward Purchase Agreement investment. The Sponsor Support Agreement will terminate upon the termination of the Merger Agreement if the Closing does not occur.

In addition, in connection with the Merger Agreement, the Sponsor expects certain of its institutional investors to enter into separate Support Agreements pursuant to which such investors will agree, among other things, to vote all shares of our common stock held by such investor at the time of such vote (i) in favor of the approval and adoption of the Business Combination, the Merger Agreement and each of the Transaction Proposals (as defined in the Merger Agreement), (ii) against any other business combination proposal or related proposals; and (iii) against any proposal, action or agreement that would reasonably be expected to impede, frustrate, or prevent the Merger or the satisfaction of any of the conditions thereto. Each such investor is further expected to represent and agree that such investor has not entered into, and will not enter, any agreement that would restrict, limit or interfere with the voting agreement made in the Support Agreement. The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on June 23, 2020.

Embark Holders Support Agreement

In connection with the Merger Agreement, we, Embark and certain stockholders of Embark (the “Embark Holders”) entered into the Company Holders Support Agreement (the “Embark Holders Support Agreement”) pursuant to which the Embark Holders each agreed to (i) vote his, her or its shares of Embark common stock in favor of the approval and adoption of the Business Combination, (ii) not transfer, subject to limited exceptions, any shares of Embark common stock prior to the Closing or termination of the Merger Agreement, (iii) deliver a duly executed counterpart to the Registration Rights Agreement at Closing and (iv) be bound by certain other covenants and agreements related to the Business Combination. The Embark Holders Support Agreement will terminate upon the termination of the Merger Agreement if the Closing does not occur.

Registration Rights Agreement

In connection with the Closing, we will enter into a Registration Rights Agreement with the Sponsor and certain former Embark Holders. The Registration Rights Agreement, subject to the terms thereof, will require the Surviving Corporation to, among other things, file a resale shelf registration statement on behalf of the Sponsor and the Embark Holders and their respective permitted transferees within thirty (30) days following the Closing. The Registration Rights Agreement will also provide for certain demand rights and piggyback registration rights in favor of each of the Sponsor and the Embark Holders and their respective permitted transferees, subject to customary underwriter cutbacks. The Surviving Corporation will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

On July 2, 2021, we filed a registration statement on Form S-4 (File No: 333-257647) relating to the Embark Business Combination. Once the SEC declares the Registration Statement effective, we will mail the definitive proxy statement/prospectus statement relating to the special meeting of our stockholders in connection with the Embark Business Combination.

Other than as specifically discussed, this report does not assume the closing of the Embark Business Combination.

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

For the three months ended June 30, 2021, we had a net loss of $12,244,108, which consists of formation and operating cost of $1,261,199, change in fair value of warrant liabilities of $10,857,934, and the change in fair value of FPA liability of $140,000 offset by interest earned on marketable securities held in Trust Account of $15,025.

For the six months ended June 30, 2021, we had a net loss of $7,363,925, which consists of formation and operating cost of $1,458,201, change in fair value of warrant liabilities of $4,373,334, loss on initial issuance of private warrants of $267,467, offering costs allocated to warrant liability of $1,148,289, and change in fair value of FPA liability of $140,000 offset by interest earned on marketable securities held in Trust Account of $23,366.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,027,314. Net loss of $7,363,925 was affected by interest earned on marketable securities held in the Trust Account of $23,366, the change in fair value of warrant liability of $4,373,334, loss on initial issuance of private warrants of $267,467, change in fair value of FPA liability of $140,000 and offering cost related to warrant liabilities of $1,148,289. Changes in operating assets and liabilities provided $430,887 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $414,023,366 (including $23,366 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $296,271. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. On August 12, 2021, the Sponsor has signed a Commitment Letter to provide up to $1,000,000 in working capital loans if required.

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

In connection with the Initial Public Offering, the Company entered into the NGC Forward Purchase Agreement with NGC, which NGC Forward Purchase Agreement was subsequently amended and restated as described under “—Recent Developments—Forward Purchase Agreements” above.

The forward purchase transaction is not dependent upon or affected by the percentage of stockholders electing to redeem their Public Shares and may provide the Company with an increased minimum funding level for the initial Business Combination. The forward purchase transaction is subject to conditions, including the forward purchase investor giving the Company its irrevocable written confirmation, confirming its commitment to purchase forward purchase securities and the amount thereof, no later than fifteen days after the Company notifies it of the Company’s intention to raise capital through the issuance of equity securities in connection with the closing of an initial Business Combination. The forward purchase investor may grant or withhold its consent and confirmation entirely within its sole discretion. Accordingly, if the forward purchase investor does not consent to and confirm the purchase, it will not be obligated to purchase any of the forward purchase securities. In connection with the proposed Embark Business Combination, certain FPA Investors agreed to purchase PIPE Units as described under “—Recent Developments—Proposed Business Combination” above.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our IPO Balance Sheet, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as more fully described in Note 2 to the Notes to Financial Statements included in this Quarterly Report.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 22, 2021, by and among Northern Genesis Acquisition Corp. II, NGAB Merger Sub Inc. and Embark Trucks Inc. (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2021).
10.1	Amended and Restated Forward Purchase Agreement dated April 21, 2021 (incorporated by reference from the Company’s Current on Form 8-K filed on April 27, 2021).
10.2	Form of Forward Purchase Agreement dated April 21, 2021 (incorporated by reference from the Company’s Current on Form 8-K filed on April 27, 2021).
10.3*	Amendment to Registration Rights Agreement, dated April 21, 2021.
10.4	Sponsor Support Agreement, dated as of June 22, 2021, by and among Northern Genesis Acquisition Corp. II, Embark Trucks Inc. and the Sponsor (incorporated by reference from the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed on July 1, 2021).
10.5	Company Holders Support Agreement, dated as of June 22, 2021, by and among Northern Genesis Acquisition Corp. II, Embark Trucks Inc. and certain holders of Embark Trucks Inc. named therein (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2021).
10.6	Form of Subscription Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 23, 2021).
10.7	Form of Registration Rights Agreement, by and among Embark Technology, Inc., Northern Genesis Sponsor II LLC, and certain former stockholders of Embark Trucks Inc. (incorporated by reference from the Company’s Registration Statement on Form S-4 filed on July 2, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN GENESIS ACQUISITION CORP. II

Date: August 16, 2021	By:	/s/ Ian Robertson
	Name:	Ian Robertson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)