Form 10-Q
period 2021-09-30
Northern Genesis Acquisition Corp. II
filed 2021-11-10
CIK 1827980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 9, 2021, there were 51,750,000 shares of common stock, $0.0001 par value issued and outstanding.

NORTHERN GENESIS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Interim Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of operations for the three and nine months ended September 30, 2021 (Unaudited) and for the period from September 25, 2020 (inception) through September 30, 2020	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 (Unaudited) and for the period from September 25, 2020 (inception) through September 30, 2020	3
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from September 25, 2020 (inception) through September 30, 2020	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4.	Controls and Procedures	26
Part II. Other Information
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Part III. Signatures		29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$34,688	$—
Prepaid expenses and other current assets	116,653	—
Total Current Assets	151,341	—

Deferred offering costs	—	249,917
Marketable securities held in Trust Account	414,028,694	—
TOTAL ASSETS	$414,180,035	$249,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,091,604	$1,450
Accrued offering costs	—	107,000
Promissory note – related party	750,000	117,917
Total Current Liabilities	1,841,604	226,367

FPA liability	713,334	—
Warrant liability	22,255,067	—
Deferred underwriting fee payable	14,490,000	—
Total Liabilities	39,300,005	226,367

Commitments

Common stock subject to possible redemption 41,400,000 and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	414,000,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,350,000 at September 30, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	—	23,965
Accumulated deficit	(39,121,005)	(1,450)
Total Stockholders’ Equity (Deficit)	(39,119,970)	23,550
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,180,035	$249,917

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	For the Period from September 25, 2020 (Inception) through September 30,	Nine Months Ended September 30,
	2021	2020	2021

Operating and formation costs	$1,554,197	$1,000	$3,016,548
Loss from operations	(1,554,197)	(1.000)	(3,016,548)

Other income (loss):
Change in fair value of warrant liability	12,701,734	—	8,328,400
Change in fair value of FPA liability	393,333	—	253,333
Loss on initial issuance of private warrants	—	—	(267,467)
Offering costs allocated to warrant and FPA liabilities	—	—	(1,148,289)
Interest earned on marketable securities held in Trust Account	5,328	—	28,694
Total other income, net	13,100,395	—	7,194,671

Net income (loss)	$11,546,198	$1,000	$4,178,123

Basic and diluted weighted average shares outstanding, Common Stock	51,750,000	10,350,000	48,906,593
Basic and diluted net income per share, Common Stock	$0.22	$0.00	$0.09

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid-In	Retained Earnings / (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — January 1, 2021	10,350,000	$1,035	$23,965	$(1,450)	$23,550

Accretion for common stock subject to redemption amount	—	—	(23,965)	(42,335,161)	(42,359,126)

Net Income	—	—	—	4,880,183	4,880,183
Balance – March 31, 2021	10,350,000	$1,035	$—	$(37,456,428)	$(37,455,393)

Initial classification of FPA liability	—	—	—	(966,667)	(966,667)

Net Loss	—	—	—	(12,244,108)	(12,244,108)
Balance – June 30, 2021	10,350,000	$1,035	$—	$(50,667,203)	$(50,666,168)

Net Income	—	—	—	11,546,198	11,546,198
Balance – September 30, 2021	10,350,000	$1,035	$—	$(39,121,005)	$(39,119,970)

FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—September 25, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	(1,000)	(1,000)
Balance—September 30, 2020	10,350,000	$1,035	$23,965	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the period from September 25, 2020 (inception) through September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$4,182,273	$(1,000)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(28,694)	-
Changes in fair value of warrant liability	(8,328,400)	-
Change in fair value of FPA liability	(253,333)	-
Loss on initial issuance of private warrants	267,467	-
Offering costs allocable to warrant liabilities	1,148,289	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(116,653)	-
Accrued expenses	1,090,154	1,000
Net cash used in operating activities	(2,038,897)	-

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(414,000,000)	-
Net cash used in investing activities	(414,000,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000	-
Proceeds from sale of Private Placement Warrants	10,030,000	-
Proceeds from promissory note - related party	750,000	5,000
Repayment of promissory note – related party	(117,917)	-
Payment of offering costs	(308,498)	(5,000)
Net cash provided by financing activities	416,073,585	-

Net Change in Cash	34,688	-
Cash – Beginning of period	—	-
Cash – End of period	$34,688	$-

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$414,000,000	$-
Initial Classification of Warrant Liabilities	$30,583,467	$-
Deferred underwriting fee payable	$14,490,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company has a wholly owned subsidiary NGAB Merger Sub Inc., which was incorporated in Delaware on June 21, 2021 (“Merger Sub”).

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to only complete a Business Combination if the post Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully complete a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, if a majority of the then outstanding shares of common stock present and entitled to vote at the meeting to approve the business combination (or such greater number as may be required by applicable law or the rules of any applicable national securities exchange) are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Sponsor and the Company’s officers, directors and director nominees will agree (a) to waive redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provisions that specifically apply only to the period prior to the consummation of our initial business combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment (See Note 7).

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The holders of the Founder Shares will agree to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $34,688 in its operating bank accounts, $414,028,694 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of ($1,544,413), which excludes franchise taxes payable of $150,000, of which such amount will be paid from interest earned on the Trust Account and $28,694 of franchise taxes paid and not yet reimbursed from the trust. On August 12, 2021, the sponsor committed to provide up to $1,000,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans. As of September 30, 2021 there was $750,000 of working capital loans outstanding. On September 30, 2021, the sponsor committed to provide up to an additional $2,000,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans will follow the same structure as the $1,000,000 working capital loans as described above. This borrowing is in addition to the above note initiated on August 12, 2021. The total commitment provided by the Sponsor will total $3,000,000, where $750,000 of which has been borrowed as of September 30, 2021.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or January 15, 2023, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Common stock subject to possible redemption. The Company previously determined the Common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Common stock subject to possible redemption, resulting in the Common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Common stock.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of January 15, 2021 (audited)
Shares Subject to Redemption	$365,248,533	$48,751,367	$414,000,000
Common shares	$1,523	$(488)	$1,035
Additional paid-in capital	$6,415,718	$(6,415,718)	$—
Accumulated deficit	$(1,417,236)	$(42,335,161)	$(43,752,397)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(48,751,367)	$(43,751,362)

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form10-K as filed with the SEC on April 15, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant and FPA liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant and FPA Liabilities

The Company accounts for the Warrants and forward purchase warrants (as defined in Note 7) in accordance with the guidance contained in ASC 815-40, under which the Warrants and forward purchase warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and forward purchase warrants as liabilities at their fair value and adjust the Warrants and forward purchase warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants were initially estimated using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The Private Placement Warrants and forward purchase warrants are valued using a Modified Black Scholes Option Pricing Model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 41,400,000 shares of common stock subject to possible redemption at September 30, 2021 are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$414,000,000
Less:
Proceeds allocated to Public Warrants	$(20,286,000)
Class A common stock issuance costs	$(22,073,126)
Plus:
Accretion of carrying value to redemption value	$42,359,126

Class A common stock subject to possible redemption	$414,000,000

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses and permanent differences.

Net income (loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 20,486,667 shares in the calculation of diluted loss per share, since the average stock price of the Company’s common stock for the three and nine months ended September 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the period September 25, 2020 (inception) through September 30, 2020
	Common Stock	Common Stock	Common Stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$11,542,048	$4,178,123	$1,000
Denominator:
Basic and diluted weighted average stock outstanding	51,700,000	48,906,593	10,350,00
Basic and diluted net income per common share	$0.22	$0.09	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,400,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-third of one redeemable warrant redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,686,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $10,030,000, from the Company in a private placement. Each Private Placement Warrant will entitle the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were deposited into the Company’s operating account, $8,280,000 of which was used to pay deferred underwriting fees and $1,080,000 was due to the Sponsor for working capital and $670,000 was maintained in the operating account to be used towards working capital purposes. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on January 12, 2021, pursuant to which the Company will pay an affiliate of the Sponsor a total of up to $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively, of which $10,000 is included in accrued expenses in the accompanying balance sheet. For the period from September 25, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services.

Due from Sponsor

At the closing of the Initial Public Offering on January 15, 2021, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $1,080,000 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was paid by the Sponsor to the Company on January 18, 2021.

Promissory Note — Related Party

On September 25, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021, (ii.) the consummation of the Initial Public Offering or (iii) the abandonment of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $0 and $117,917, respectively, outstanding under the Promissory Note.

On August 12, 2021 the sponsor committed to provide up to $1,000,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans. As of September 30, 2021 there was $750,000 of working capital loans outstanding. On September 30, 2021 the sponsor committed to provide up to an additional $2,000,000 in working capital loans as needed by the Company in order to finance transaction costs in connection with a Business Combination. The loans will follow the same structure as the $1,000,000 working capital loans as described above. This borrowing is in addition to the above note initiated on August 12, 2021. The total commitment provided by the Sponsor will total $3,000,000, where $750,000 of which has been borrowed as of September 30, 2021.

Personnel Services Agreement

The Company entered into a Personnel Services Agreement, dated April 1, 2021, with the Sponsor pursuant to which, subject to maintaining funds adequate for our projected obligations, the Company expects to pay up to $2,000,000 in the aggregate in respect of the services of personnel affiliated with the Sponsor, including persons who may be directors or officers of the Company, for activities on the Company’s behalf, including services related to identifying, investigating and completing an initial business combination and other operational and support services. To the extent any amounts are in respect of the services of individuals who also serve as directors or executive officers of the Company, such amounts will be reviewed and approved by its audit committee. For the nine months ended September 30, 2021, the Company incurred $680,000, inclusive of $200,000 in initial payment of the agreement and $80,000 for each month within the second and third quarter for these services, of which $80,000 is included in accounts payable in the accompanying balance sheets.

The Sponsor, the Company’s officers, and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three and nine months ended September 30, 2021, there were no amounts relating to the above arrangement recorded.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 7. COMMITMENTS

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On the date of closing of the Merger (the “Closing”) immediately prior to the effective time of the Merger (the “Effective Time”), the Company will amend and restate our certificate of incorporation (the “Post-Closing Charter”), pursuant to which, among other things, (i) the Company will have a dual class share structure with (x) shares of Class A common stock that will carry voting rights in the form of one vote per share (the “New Class A Common Stock”), and (y) shares of Class B common stock that will carry voting rights in the form of ten votes per share (the “New Class B Common Stock” and, together with the New Class A Common Stock, the “New Common Stock”) and (ii) all outstanding shares of Company common stock will be reclassified into shares of New Class A Common Stock. At Closing, the Company will also change its name to Embark Technology, Inc.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Embark Business Combination by the Company’s stockholders. (See Note 11)

Subscription Agreements

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Sponsor Support Agreement and Foundation Investor Support Agreement

In connection with the Merger Agreement, the Company, Embark and the Sponsor entered into the Sponsor Support Agreement pursuant to which Sponsor agreed to vote all of its shares of NGA Common Stock in favor of the approval and adoption of the Business Combination. Additionally, Sponsor agreed, among other things, not to (i) transfer any of its shares of New Class A Common Stock or warrants for certain periods of time as set forth in the Sponsor Support Agreement, subject to certain customary exceptions or (ii) enter into any voting arrangement that is inconsistent with the commitment under the Sponsor Support Agreement to vote in favor of the approval and adoption of the Business Combination. Sponsor also agreed to forfeit, immediately prior to Closing, (i) a relative percentage of up to 1,130,239 Founder Shares to the extent that the Sponsor’s institutional investors fail to hold, at the Closing, at least one-half of the shares of NGA Common Stock issued to such investors in connection with our initial public offering, and (ii) up to 627,910 Founder Shares (currently expected to be 393,025 Founder Shares) in connection with the Forward Purchase Agreements investment. The Sponsor Support Agreement will terminate upon the termination of the Merger Agreement if the Closing does not occur.

In addition, in connection with the Merger Agreement, the Sponsor expects certain of its institutional investors to enter into separate Support Agreements pursuant to which such investors will agree, among other things, to vote all shares of our common stock held by such investor at the time of such vote (i) in favor of the approval and adoption of the Business Combination, the Merger Agreement and each of the Transaction Proposals (as defined in the Merger Agreement), (ii) against any other business combination proposal or related proposals; and (iii) against any proposal, action or agreement that would reasonably be expected to impede, frustrate, or prevent the Merger or the satisfaction of any of the conditions thereto. Each such investor is further expected to represent and agree that such investor has not entered into, and will not enter, any agreement that would restrict, limit or interfere with the voting agreement made in the Support Agreement. The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on June 23, 2021.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 10,350,000 shares of common stock issued and outstanding, excluding 41,400,000 and -0- shares of common stock subject to possible redemption, respectively.

NOTE 9. WARRANT LIABILITY

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$414,028,694
Liabilities:
Warrant liability – Public Warrants	1	$14,766,000
Warrant liability – Private Placement Warrants	3	$7,489,067
FPA Liability	2	$713,333

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

The following table presents the changes in the fair value of private and public warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 25, 2020 (inception)	$—	$—	$—
Initial measurement on January 15, 2021	10,297,467	20,286,000	30,583,467
Change in valuation inputs or other assumptions	(2,808,400)	(5,520,000)	(8,328,400)
Fair value as of September 30, 2021	$7,849,067	$14,766,000	$22,255,067

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The measurements of the FPA liability are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 2 liability, measured on a recurring basis.

FPA
Liability
Fair value, April 21, 2021	$966,667
Loss on change in fair value	(253,333)
Fair value, September 30, 2021	$713,334

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The fair value of the Private Placement Warrants was estimated at January 15, 2021 to be $1.54 per share and at September 30, 2021 to be $1.12 per share using the modified Black-Scholes option pricing model and the following assumptions:

	January 15, 2021	September 30, 2021
Expected Volatility	25.0%	17.0%
Risk-free interest rate	0.58%	1.02%
Expected term (years)	5.00	5.00
Fair value per share of common stock	$9.51	$9.93

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On September 30, 2021, the Sponsor amended the August 12, 2021 Commitment Letter to provide $2,000,000 in working capital loans in addition to the previously provided $1,000,000. As of September 30, 2021, there was $750,000 of working capital loans outstanding.

On November 9, 2021, the Company issued 2,000,000 Working Capital Warrants in full payment of its obligation under the Working Capital Loans.

At a special meeting of stockholders on November 9, 2021 (the “Special Meeting”), the stockholders of the Company voted and approved Proposal Nos. 1 through 7, including the Embark Business Combination, each of which is further described in the Proxy Statement/Prospectus filed by the Company with the SEC on October 19, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Embark Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In addition, in connection with the Merger Agreement, the Sponsor expects certain of its institutional investors to enter into separate Support Agreements pursuant to which such investors will agree, among other things, to vote all shares of our common stock held by such investor at the time of such vote (i) in favor of the approval and adoption of the Business Combination, the Merger Agreement and each of the Transaction Proposals (as defined in the Merger Agreement), (ii) against any other business combination proposal or related proposals; and (iii) against any proposal, action or agreement that would reasonably be expected to impede, frustrate, or prevent the Merger or the satisfaction of any of the conditions thereto. Each such investor is further expected to represent and agree that such investor has not entered into, and will not enter, any agreement that would restrict, limit or interfere with the voting agreement made in the Support Agreement. The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on June 23, 2021.

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

On July 2, 2021, we filed a registration statement on Form S-4 (File No: 333-257647) relating to the Embark Business Combination, which was subsequently amended through October 14, 2021. The SEC declared the Registration Statement effective on October 18, 2201, and we commenced mailing on or about October 20, 2021 of the definitive proxy statement/prospectus statement relating to the special meeting (the “Special Meeting”) of our stockholders in connection with the Embark Business Combination. At the Special Meeting held on November 9, 2021, our stockholders voted and approved Proposal Nos. 1 through 7, including the Embark Business Combination, each of which is further described in the definitive proxy statement/prospectus.

Other than as specifically discussed, this report does not assume the closing of the Embark Business Combination.

Working Capital Warrants

On November 9, 2021, we issued 2,000,000 Working Capital Warrants in full payment of its obligation under the Working Capital Loans.

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

For the three months ended September 30, 2021, we had net income of $11,546,198, which consists, change in fair value of warrant liabilities of $12,701,734, change in fair value of FPA liability of $393,333, and interest earned on marketable securities held in Trust Account of $5,328, offset by formation and operating costs of $1,554,197.

For the nine months ended September 30, 2021, we had net income of 4,182,273 which consists of change in fair value of warrant liabilities of $8,328,400, change in fair value of FPA liability of $253,333, and interest earned on marketable securities held in Trust Account of $28,694, offset by formation and operating costs of $3,012,398, loss on initial issuance of private warrants of $267,467, and offering costs allocated to warrant liability of $1,148,289.

Liquidity and Capital Resources

On January 15, 2021, we completed the Initial Public Offering of 41,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 6,686,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to Northern Genesis Sponsor II LLC, the Sponsor, generating gross proceeds of $10,030,000.

Following the Initial Public Offering and the full exercise of the over-allotment option, and, a total of $414,000,000 was placed in the Trust Account. We incurred $23,221,415 in Initial Public Offering related costs, including $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $451,415 of other costs.

For the nine months ended September 30, 2021, cash used in operating activities was $2,038,897. Net income of $4,182,273 was affected by interest earned on marketable securities held in the Trust Account of $28,694, the decrease in fair value of warrant liability of $8,328,400, loss on initial issuance of private warrants of $267,467, decrease in fair value of FPA liability of $253,333 and offering cost related to warrant liabilities of $1,148,289. Changes in operating assets and liabilities provided $973,501 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $414,028,694 (including $28,694 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $34,688. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares is excluded from earnings per share as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC Subtopic 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

NORTHERN GENESIS ACQUISITION CORP. II

Date: November 10, 2021	By:	/s/ Ian Robertson
	Name:	Ian Robertson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Ken Manget
	Name:	Ken Manget
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)