Form 10-Q/A
period 2021-09-30
Embark Technology, Inc.
filed 2021-11-24
CIK 1827980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39881

EMBARK TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-3343965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 Townsend Street

San Francisco, CA

(Address of principal executive offices)

(415) 671-9628

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common Stock, par value $0.0001 per share	EMBK	The Nasdaq Stock Market LLC
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	EMBKW	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

Embark Technology, Inc., formerly known as Northern Genesis Acquisition Corp. II (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on this Form 10-Q/A for the three and nine month period ended September 30, 2021 (the “First Amendment”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 10, 2021 (the “Original Form 10-Q”) to amend and restate the Company’s September 30, 2021 Quarterly Report on Form 10-Q, as further described below.

This amended and restated report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement as described below. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

The Company is filing this First Amendment on Form 10-Q/A to reflect a restatement of the Company’s condensed financial statements as of January 15, 2021, as of and for the three months ended March 31, 2021, as of and for the three and six months ended June 30, 2021 and for the three and nine months ended September 30, 2021 to correct errors in the Company’s classification of public shares as permanent equity as further described below.

On November 10, 2021, subsequent to the fiscal quarter ended September 30, 2021, Northern Genesis Acquisition Corp. II, our predecessor and a Delaware corporation (“NGA”), consummated the previously announced business combination pursuant to the agreement and plan of merger, dated as of June 22, 2021 (the “Merger Agreement”), by and among NGA, NGAB Merger Sub Inc., a Delaware corporation (“Merger Sub”), and Embark Trucks Inc., a Delaware corporation (“Embark Trucks”).Pursuant to the Merger Agreement, NGA acquired Embark Trucks, by way of Merger Sub merging with and into Embark Trucks, with Embark Trucks becoming a direct subsidiary of NGA as a result thereof (the “Business Combination”).

On November 9, 2021, NGA held a special meeting of stockholders (the “Special Meeting”), at which the NGA stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions contemplated by the Merger Agreement and related agreements described in the proxy statement/prospectus related thereto.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, on November 10, 2021 (the “Closing Date”), the Business Combination was consummated (the “Closing”).

On November 11, 2021, the business day following the Closing Date, the Company’s Class A common stock and warrants began trading on Nasdaq under the symbols “EMBK” and “EMBKW”. NGA’s public units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from the New York Stock Exchange.

Unless stated otherwise, this report contains information about NGA before the consummation of the Business Combination. References to the “Company” in this report refer to NGA before the consummation of the Business Combination.

Background of Restatement

In the Company’s previously issued financial statements as of January 15, 2021 and March 31, 2021, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company could consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001 under the Company’s charter. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it was deemed appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate all of the Company’s previously issued financial statements to report all public shares as temporary equity as of January 15, 2021, as of and for the three months ended March 31, 2021, as of and for the three and six months ended June 30, 2021 and for the three and nine months ended September 30, 2021.

This First Amendment on Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Financial Statements” and

Part I, Item 4, “Controls and Procedures.”

In accordance with applicable SEC rules, this First Amendment on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 2, Restatement of Previously Issued Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s condensed financial statements as of and for the three months ended March 31, 2021, as of and for the three and six months ended June 30, 2021 and for the three and nine months ended September 30, 2021.

The Company previously identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. As a result of the restatement described in this First Amendment on Form 10-Q/A, the Company has concluded there was a material weakness in the Company's internal control over financial reporting at the time the abovementioned financial statements were issued, and its disclosure controls and procedures were not effective at the time the abovementioned financial statements were issued.

NORTHERN GENESIS ACQUISITION CORP. II

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Interim Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of operations for the three and nine months ended September 30, 2021 (Unaudited) and for the period from September 25, 2020 (inception) through September 30, 2020	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 (Unaudited) and for the period from September 25, 2020 (inception) through September 30, 2020	3
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from September 25, 2020 (inception) through September 30, 2020	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4.	Controls and Procedures	27
Part II. Other Information
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Part III. Signatures		30

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

NORTHERN GENESIS ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	For the Period from September 25, 2020 (Inception) through September 30,	Nine Months Ended September 30,
	2021	2020	2021

Operating and formation costs	$1,554,197	$1,000	$3,016,548
Loss from operations	(1,554,197)	(1,000)	(3,016,548)

Other income (loss):
Change in fair value of warrant liability	12,701,734	—	8,328,400
Change in fair value of FPA liability	393,333	—	253,333
Loss on initial issuance of private warrants	—	—	(267,467)
Offering costs allocated to warrant and FPA liabilities	—	—	(1,148,289)
Interest earned on marketable securities held in Trust Account	5,328	—	28,694
Total other income, net	13,100,395	—	7,194,671

Net income (loss)	$11,546,198	$(1,000)	$4,178,123

Basic and diluted weighted average shares outstanding, redeemable common stock subject to possible redemption	41,400,000	—	39,125,275
Basic and diluted net income (loss) per share, redeemable common stock	$0.22	$—	$0.08
Basic and diluted weighted average shares outstanding, non-redeemable common stock subject to possible redemption	10,350,000	10,350,000	10,275,824
Basic and diluted net income (loss) per shares, non-redeemable common stock	$0.22	$0.00	$0.08

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021 in its Original Form 10-Q, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to possible redemption to be classified outside of permanent equity. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable common stock as temporary equity. Additionally, the Company in its Original Form 10-Q referred to these adjustments as a ‘revision’, however, these adjustments should have been identified as a ‘restatement’ of the previously issued financial statements.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of January 15, 2021
Common stock subject to redemption	$365,248,533	$48,751,367	$414,000,000
Common stock shares	$1,523	$(488)	$1,035
Additional paid-in capital	$6,415,718	$(6,415,718)	$—
Accumulated deficit	$(1,417,236)	$(42,335,161)	$(43,752,397)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(48,751,367)	$(43,751,362)

Balance Sheet as of March 31, 2021
Common stock subject to possible redemption	$371,544,602	$42,455,398	$414,000,000
Common stock shares	$1,460	$(425)	$1,035
Additional paid-in capital	$119,812	$(119,812)	$—
Retained Earnings (Accumulated deficit)	$4,878,733	$(42,335,161)	$(37,456,428)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(42,455,398)	$(37,455,393)

Statement of Cash Flows for the Three Months Ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$365,248,633	$48,751,367	$414,000,000
Change in value of common stock subject to possible redemption	$6,295,969	$(6,295,969)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021
Initial classification of common stock subject to possible redemption	$365,248,633	$48,751,367	$414,000,000
Change in value of common stock subject to possible redemption	$48,751,367	$(48,751,367)	$—

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) March 31, 2021	As Previously Reported	Adjustment	As Restated
Sale of 41,400,000 Units, net of underwriting discounts	$371,629,911	$(371,629,911)	$—
Initial value of common stock subject to possible redemption at IPO date	(365,248,633)	365,248,633	—
Change in value of common stock subject to redemption	6,295,969	(6,295,969)	—
Accretion for common stock to redemption amount	—	(42,359,126)	(42,359,126)
Total stockholders’ equity (deficit)	5,000,005	(42,455,398)	(37,455,393)
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) June 30, 2021
Change in value of common stock subject to redemption	$42,455,398	$(42,455,398)	$—
Total stockholders’ equity	(50,666,168)	—	(50,666,168)

In connection with the change in presentation for common stock subject to redemption, the Company also restated its income (loss) per share. The impact of this restatement on the Company’s financial statements is reflected in the following table:

	Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	Basic and diluted net loss per share, Class A common stock	Basic and diluted weighted average shares outstanding, Class B common stock subject to possible redemption	Basic and diluted net loss per share, Class B common stock
For the three months ended, March 31, 2021
As Previously Reported	36,524,863	$—	14,187,614	$0.34
As Restated	34,500,000	$0.11	10,125,000	$0.11
For the three months ended, June 30, 2021
As Previously Reported	37,153,752	$—	14,596,248	$(0.84)
As Restated	41,400,000	$(0.24)	10,350,000	$(0.24)
For the six months ended, June 30, 2021
As Previously Reported	61,945,851	$—	14,393,060	$(0.51)
As Restated	37,969,061	$(0.15)	10,238,122	$(0.15)
For the three months ended, September 30, 2021
As Previously Reported	51,750,000	$0.22	—	$—
As Restated	41,400,000	$0.22	10,350,000	$0.22
For the nine months ended, September 30, 2021
As Previously Reported	48,906,593	$0.09	—	$—
As Restated	39,125,275	$0.08	10,275,824	$0.08

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Net income (loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of common stock is excluded from earnings per share as the redemption value approximates fair value.

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

NORTHERN GENESIS ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from September 25, 2020 (Inception) Through September 30, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$9,233,638	$2,308,410	$3,309,040	$869,083	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	41,400,000	10,350,000	39,125,275	10,275,824	—	10,350,000

Basic and diluted net income (loss) per common share	$0.22	$0.22	$0.08	$0.08	$—	$(0.00)

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

On September 30, 2021, the Sponsor has amended the August 12, 2021 Commitment Letter to provide $2,000,000 in working capital loans in addition to the previously provided $1,000,000. As of September 30, 2021, there was $750,000 of working capital loans outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Embark Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On July 2, 2021, we filed a registration statement on Form S-4 (File No: 333-257647) relating to the Embark Business Combination, which was subsequently amended through October 14, 2021. The SEC declared the Registration Statement effective on October 18, 2021, and we commenced mailing on or about October 20, 2021 of the definitive proxy statement/prospectus statement relating to the special meeting (the “Special Meeting”) of our stockholders in connection with the Embark Business Combination. At the Special Meeting held on November 9, 2021, our stockholders voted and approved Proposal Nos. 1 through 7, including the Embark Business Combination, each of which is further described in the definitive proxy statement/prospectus.

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

For the nine months ended September 30, 2021, we had net income of $4,182,273 which consists of change in fair value of warrant liabilities of $8,328,400, change in fair value of FPA liability of $253,333, and interest earned on marketable securities held in Trust Account of $28,694, offset by formation and operating costs of $3,012,398, loss on initial issuance of private warrants of $267,467, and offering costs allocated to warrant liability of $1,148,289.

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

Following the Initial Public Offering and the full exercise of the over-allotment option, a total of $414,000,000 was placed in the Trust Account. We incurred $23,221,415 in Initial Public Offering related costs, including $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $451,415 of other costs.

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

Item 4. Controls and Procedures (As Revised)

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company previously identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering. As a result of the restatement described in this First Amendment on Form 10-Q/A, management has identified a material weakness in internal controls related to complex financial instruments, as described above.

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

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q/A.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

EMBARK TECHNOLOGY, INC.

Date: November 23, 2021	By:	/s/ Alex Rodrigues
	Name:	Alex Rodrigues
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 23, 2021	By:	/s/ Richard Hawwa
	Name:	Richard Hawwa
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)