Form 10-K
period 2021-12-31
Embark Technology, Inc.
filed 2022-03-21
CIK 1827980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-04321

Embark Technology, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3343695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
424 Townsend Street San Francisco, California	94107
(Address of Principal Executive Offices)	(Zip Code)

(415) 671-9628

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	EMBK	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	EMBKW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

________________________Common Shares_____________________________________________________________

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $9.95 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Global Market, was approximately $411,930,000. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of Embark’s common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 362,873,244 shares of common stock as of March 7, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward‑looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward‑ looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward‑looking statements, but the absence of these words does not mean that a statement is not forward‑looking.

Forward‑looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our public securities’ potential liquidity and trading;
●	our ability to raise financing in the future;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	the impact of the regulatory environment and complexities with compliance related to such environment;
●	factors relating to the business, operations and financial performance of Embark and its subsidiaries, including:
º	the impact of the COVID‑19 pandemic;
º	the ability of Embark Technology to maintain an effective system of internal controls over financial reporting;
º	the nature of autonomous driving as an emerging technology;
º	Embark’s limited operating history;
º	the acceptance of Embark’s technology by users and stakeholders in the freight transportation industry;
º	the expected success of Embark’s business model, including its ability to maintain and develop customer relationships;
º	the ability of Embark to maintain a successful manufacturer‑agnostic approach to its technology;
º	the ability of Embark to achieve and maintain profitability in the future; and
●	other factors detailed under the section entitled “Risk Factors.”

These forward‑looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward‑looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward‑looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward‑looking statements. You should not place undue reliance on these forward‑looking statements.

Part I

Item 1.Business

Overview of Embark

Embark develops technologically advanced autonomous driving software for the truck freight industry and offers a carefully constructed business model that is expected to provide the industry with the most attractive path to adopting autonomous driving. Specifically, Embark has developed a Software as a Service (“SaaS”) platform designed to interoperate with a broad range of truck original equipment manufacturer (“OEM”) platforms, foregoing complicated and logistically challenging truck building or hardware manufacturing operations in favor of focusing on a superior driving technology. At scale, domestic shippers and carriers will be able to access Embark technology via a subscription software license selected as an option at the time they specify the build of new semi-trucks.

Headquartered in San Francisco, California, Embark’s history as the industry’s longest running autonomous truck driving program is replete with technological firsts that include, but are not limited to:

●	the first coast-to-coast autonomous truck drive,
●	the first to reach 100,000 autonomous miles on public roads, and
●	the first to successfully open autonomous transfer points for human- autonomous vehicle (“AV”) hand off.

Embark’s founding team includes roboticists and its broader team includes numerous computer scientists, many with advanced degrees and experience at other leading robotics and autonomous vehicle companies and academic programs. As of December 31, 2021, Embark had 231 employees and five contractors.

Embark has also spent considerable time and effort developing its business model. Embark is initially deploying its leading-edge technology in a very focused manner, by targeting freight highway miles between transfer points located next to metropolitan areas in the lower “Sunbelt” region of the United States (the “U.S.”) and leaving the “last mile” of driving to and from the transfer points to the industry’s highly skilled human drivers. Embark’s strategy is distinct from other industry players seeking to provide more complicated “end to end” autonomous driving solution that would entirely displace human drivers and potentially place these companies in competition with the industry’s carriers.

Embark’s business model focus does not come at any significant commercial expense for Embark’s stockholders because the serviceable market Embark is targeting is significant. Embark currently targets the rapidly growing $730 billion U.S. truck freight market, and builds technology to target 236 billion serviceable miles within this market. The industry has faced significant pressures from the growth of e-commerce and the well-documented shortage of skilled drivers, and therefore has powerful incentives to adopt autonomous driving solutions to both improve capacity and reduce costs. In addition, Embark’s cooperative model has already had traction with many of the industry’s leading shippers and carriers.

Embark believes the freight truck market is poised for a dramatic sea change that will result in an industry that is more profitable, less polluting and provides a more humane lifestyle for its skilled drivers thanks to autonomous driving technology.

Embark Can Address Many Challenges Faced by The Truck Freight Industry

Embark believes its offerings are well timed and will be attractive to a truck freight market that is under significant cost and capacity pressures including:

●	Driver Shortages. Carriers are facing driver shortages, particularly on long haul routes, as a result of an aging workforce and truck drivers’ preference for local routes that permit them to remain close to home. The American Trucking Association reported a shortage of 80,000 truck drivers in 2021, which is expected to reach a shortage of 160,000 drivers by 2030. As a result of this shortage, thousands of trucks have the potential to be left “against the fences” at large carriers.

●	Economics. The truck freight industry is largely fragmented and highly price competitive. As a result, the market tends to be characterized by operating margins for incumbent carriers that are typically below 10%. Labor costs are the largest component of the per mile cost structure, representing 44% of total per mile semi-truck operating costs in 2021, according to the American Transportation Research Institute.
●	Operational Safety. Operational safety remains a significant obstacle for carriers. According to the National Highway Traffic Safety Administration (“NHTSA”), there were approximately 4,895 deaths in 2020 and 119,000 crashes causing injuries in 2019 that involved heavy trucks. In addition to loss of life, automotive accidents involving large trucks account for significant financial loss as a result of damaged and destroyed cargo.
●	Evolving Consumer Demands. According to the American Trucking Association, freight volumes are expected to grow 25% between 2021 and 2032. In addition, the continued growth of e-commerce is driving expected delivery times down, requiring faster and more efficient delivery.
●	Environmental Sustainability. The Environmental Protection Agency (“EPA”) estimates that truck freight accounted for 24% of automotive and over 7% of total greenhouse gas emissions in the U.S. in 2019. Carriers and shippers are increasingly focused on reducing carbon emissions associated with fleet operations.

Embark’s Solutions to the Industry’s Challenges

●	Software Solution for Long Haul Trucking. Embark directly addresses driver shortage with a per-mile software license that can assist in the navigation of a carrier-owned, Embark-equipped OEM truck from its origin to destination. Implementation of Embark’s software will improve human driver quality of life by allowing drivers to service primarily local routes with Embark technology used to service long-haul portions of existing freight networks operated by carrier partners.
●	Compelling Economics For Nearly Any Carrier. Embark believes that its autonomous driving solution provides compelling economics for carrier partners. Embark’s technology is designed to work on a wide range of semi-trucks through its proprietary Embark Universal Interface (“EUI”) technology. As a result, carriers can use the Embark technology to operate trucks for longer hours, with estimated annual revenue per truck meaningfully increased no matter what brand of trucks the carriers prefer.
●	Improved Safety. A majority of all motor vehicle accidents are caused by human error. Autonomous driving directly addresses accidents involving large trucks that are attributable to human error. To date, Embark trucks have driven over one million “real world” miles without a U.S. Department of Transportation (“USDOT”) reportable safety incident.
●	Improved Speed of Delivery. USDOT regulations limit the time humans can drive trucks to 11 hours of operation per day. Autonomous vehicles have the potential to dramatically increase daily driving time and improve delivery speed.
●	Improved Fleet Utilization. Autonomous vehicles that may be operated continuously allow carriers to “unlock” usage from their existing truck fleets during periods of the day that human drivers may not be able to drive. Increased utilization may permit carriers to own fewer trucks to serve the same demand, reducing their costs.
●	Improved Sustainability. Autonomous driving may improve fuel efficiency due to better speed management. supporting carrier and shipper sustainability objectives.

Embark’s History

Founded in 2016, Embark is the longest-running self-driving truck program in the world. Since inception, Embark’s mission has been to make roads safer freight more reliable and Embark has already achieved a number of key milestones, positioning it for success within the autonomous trucking market:

●	In 2017, Embark completed the first coast-to-coast autonomous truck drive and was the first autonomous trucking company to bring together a shipper and carrier at a transfer point;

●	In 2018, Embark completed 100,000 miles of operations and completed the first fully autonomous trip from Los Angeles to Phoenix without any intervention;
●	In 2019, Embark opened the world’s first transfer points in Los Angeles and Phoenix and began moving freight for Fortune 500 companies;
●	In 2020, Embark introduced Embark Guardian, providing 24/7 monitoring and remote assistance capabilities;
●	In March 2021, Embark became the first autonomous vehicle company to introduce OEM-agnostic compatibility, through the Embark Universal Interface product;
●	In April 2021, Embark launched the Partner Development Program (“PDP”) with several partners including HP, Anheuser-Busch InBev, Werner, Mesilla Valley Transportation, and Bison Transport;
●	On September 14, 2021, Embark announced a joint initiative with HP Inc. (“HP”), a leading provider of personal computers and associated accessories, to launch an electric truck drayage pilot. In the pilot, local loads will be hauled to and from Embark’s highway-adjacent transfer points using electric trucks operated by human drivers, while the longer middle segment of the haul is completed autonomously by trucks equipped with Embark’s Driver software. Embark and HP intend to evaluate the fuel efficiency improvements and emissions reductions that may be realized from the adoption of long-haul autonomous trucks and EV drayage;
●	On September 16, 2021, Embark announced a partnership with Ryder Systems, Inc. (“Ryder”), a leading provider of freight management and fleet supply chain solutions, intended to evaluate and launch a nationwide network of up to 100 Embark transfer points over the next five years. The parties will study a model in which Ryder will provide yard operations, maintenance, and fleet management to support a coast-to-coast autonomous network for Embark fleet partners. Initially, the partnership will focus on developing select sites in key freight markets in California, Arizona, Texas, Georgia, Tennessee, and Florida, through which Embark plans to begin hauling loads in early 2022 in preparation for its expected commercial launch in 2024;
●	On September 21, 2021, Embark announced a collaboration with ZF Group (“ZF”) a leading provider of truck parts to major truck OEMs, to test and validate the integration of ZF’s ReAX adaptive steering technology with EUI. Successful integration is expected to help make EUI compatible across multiple OEM platforms, which in turn is expected to facilitate adoption of EUI;
●	On September 21, 2021, Embark announced a collaboration with Cummins Inc. (“Cummins”), a leading powertrain provider in the trucking industry, to test EUI with Cummins’ automated driving system interface. Successful development would permit Embark technology to take advantage of Cummins’ advanced ADEPTTM powertrain/engine features, which are anticipated to be available to multiple OEMs, including improved fuel efficiency and performance;
●	On September 22, 2021, Embark announced a strategic advisory board to accelerate the commercialization of its self-driving technology. The board includes six distinguished trucking and supply chain executives that will guide Embark’s rapid business expansion. Members of the board include Jonathan B. DeGaynor (President and Chief Executive Officer, Stoneridge, Inc.), Rich J. Freeland (Former Chief Operating Officer, Cummins), David A. Jackson (President and Chief Executive Officer, Knight Transportation), Terry S. Kline, (Former Chief Information Officer, Navistar), Michele S. Meyer (Former President and Senior Vice President, Snacks Operating Unit, General Mills), and Michael K. Pigors (Former Region President, US Domestic and US International Operations, FedEx);
●	On October 28, 2021, Embark announced that DHL Supply Chain, the North American contract logistics leader within Deutsche Post DHL, is a member of the PDP and is part of the initial cohort that participated in Embark’s ongoing reservation program. DHL brings unique insight to the PDP, with extensive and global expertise across all modes, and a history of implementing innovative technologies to improve operational efficiency and solve supply chain challenges. Within the PDP, DHL and Embark conducted a detailed network analysis to begin planning for key factors in deployment, such as determining which lanes to prioritize, where delivery times could be accelerated, and calculating truck volume needs, among other considerations;

●	On November 3, 2021, Embark announced a partnership with Luminar to equip Embark’s truck fleet with Luminar’s long-range lidar. This partnership allows Embark to continue pursuing an asset-light go-to-market approach, focusing on delivering the best software for autonomous trucking while working with partners like Luminar to utilize the best hardware for autonomous trucks;
●	On November 10, 2021, Embark announced that it completed its previously announced business combination with Northern Genesis Acquisition Corp. II. The combined company was renamed “Embark Technology, Inc.” and its shares commenced trading under the ticker “EMBK” on the Nasdaq Global Market (“Nasdaq”) on November 11, 2021;
●	On December 9, 2021, Embark announced it expanded operations into Texas and opened a new autonomous trucking hub to accommodate its rapid growth in the U.S. Sunbelt. In announcing the Texas expansion, Embark also announced the launch of a new autonomous trucking lane between Houston and San Antonio as well as a research partnership with the Texas A&M Engineering Experiment Station to utilize their state-of-the-art test track, and plans to work closely with the Center for Autonomous Vehicles and Sensor Systems (CANVASS);
●	On January 13, 2022, Embark announced a roadmap to develop and deploy technology that would allow Embark-equipped trucks to operate autonomously in snowy conditions. Embark has a significant advantage when it comes to addressing roads in snowy conditions. The Company’s proprietary and patent-pending Vision Map Fusion (“VMF”) technology allows Embark-equipped autonomous trucks to operate even when the surrounding terrain has been altered by snowfall. Embark has been conducting winter road data collection to develop enhanced perception capabilities using VMF that would enable the Embark Driver to safely navigate snowy and wet conditions. To better validate and measure the progress of the technology, Embark plans to demonstrate autonomous driving on snowy roads by the end of winter 2022;
●	On January 31, 2022, Embark announced the appointment of Stephen Houghton as Chief Operating Officer. As Embark continues to forge partnerships with the nation’s biggest trucking companies and expands operations into new states. As COO, Mr. Houghton will leverage his extensive experience as an autonomous vehicle executive to guide Embark through rapid hiring, establish rigorous business operations, and oversee Embark’s growth in new markets including Texas as Embark scales up in preparation for the targeted commercial deployment of the Embark Driver in 2024;
●	On February 8, 2022, Embark announced the launch of the Truck Transfer Program, intended to give Knight-Swift and its drivers direct access to Embark’s technology. The Truck Transfer Program marks the first public initiative through which a US carrier will directly own and maintain an Embark-equipped truck, which is a major step to the purchase and ownership of Embark-equipped trucks by carriers; and
●	On February 28, 2022, Embark announced a strategic partnership with Alterra Property Group, LLC, one of the largest real estate investment companies in the US focused on industrial outdoor storage properties, to identify and launch transfer point sites across the U.S. Sunbelt. These new transfer points will increase the reach of the Embark Coverage Map and enable new autonomous trucking lanes as Embark prepares for commercial deployment of its technology in 2024.

Our People and Values

Embark’s employees and its culture have been key to its success and will continue to be the driving force of its expected success going forward. Embark views its culture and values as major differentiators for its business outcomes and for its continued ability to attract world-class technologists, as well as corporate operations staff.

Embark’s path to a more safe, efficient, and rewarding trucking industry is rooted in its core values:

●	Collegiality;
●	Reliability;
●	Impact Orientation;
●	Transparency and Openness; and

●	Safety.

As of December 31, 2021, Embark had 231 employees and five contractors. Prior to joining Embark, many of its employees had prior experience working for a wide variety of reputed technology organizations.

Embark’s employees are at the center of its operating model and Embark has invested in building a strong relationship with its team. Embark continually strive to maintain a culture that promotes productivity, learning, development and positivity. Throughout its interview processes and as employees onboard, Embark stresses the importance for each employee to be entrepreneurial in shaping a positive culture at Embark and to make a conscious effort to create an environment of inclusion and belonging. Embark’s expectation is that its employees bring a positive presence to the team every day, and Embark has been successful in finding and building a team that believes in this vision.

Embark’s Business Model and Go-To-Market Strategy

Embark’s business model offers meaningful operational savings to carriers and shippers-collaborating rather than competing with carriers. To date, while not generating any revenue, Embark has completed hundreds of hauls with many major companies and has leveraged that experience into designing its business model and commercialization plans. Embark intends to make its technology available as a SaaS subscription on an OEM platform-agnostic basis, meaning that carriers will be able to subscribe to the Embark software for any new vehicles from any truck brand in their fleets. Embark believes this model will deliver compelling benefits across the entire trucking ecosystem by:

●	Improving economics and alleviating driver shortages for carriers;
●	Increasing fuel economy, reducing emissions and improving reliability, sustainability and safety for shippers;
●	Providing an attractive cost of entry to autonomous vehicle technology without disrupting shippers’ or carriers’ truck preferences or supply chains; and
●	Permitting Embark to focus on its area of expertise-autonomous driving development-while the rest of the ecosystem can specialize on the areas they excel in, including logistics and manufacturing.

SaaS Focus

Embark partners with carriers and private fleets, who will pay a per-mile license fee for Embark’s software, which varies based on distance. In return, carriers and private fleets realize significant per-mile savings offered by the Embark Driver. This software focus is expected to allow Embark to scale rapidly by leveraging significant investments by carriers in trucks. Carrier investment significantly outpaces the resources of any single AV trucking player and Embark estimates that the top 100 carriers spend over $16.8 billion on new trucks annually based on an assumed 25% annual fleet turnover and an average truck price of $150,000.

In addition, by partnering with carriers as a software provider rather than competing with them by running its own freight network, Embark is able to leverage the expertise of its carrier partners while focusing on developing and maintaining state-of-the-art software. Furthermore, Embark expects to benefit from compelling SaaS economics including high margins, recurring revenues and economies of scale due to the increased demand for truck freight.

Embark may also seek revenue via ancillary channels, such as specialized hardware, maintenance and other services required as necessary to support its SaaS license model. Embark’s commercial model does not rely on revenue generated from OEMs and Embark has not entered into any agreement with an OEM to date that would provide for a revenue share for vehicles sold with Embark’s technology.

Platform Agnostic Technology

Through EUI, Embark is able to address the reality, that most major carriers run mixed fleets. Embark estimates that nearly 90% of the top 25 carriers run fleets with trucks provided by at least two OEMs and 50% run fleets with trucks provided by at least three OEMs. Ultimately, OEMs source components from multiple suppliers and carriers make final selections with regard to truck specifications.

Embark has engaged with all four major U.S. OEMs for many years, monitoring each manufacturer’s progress toward the development of proprietary “drive-by-wire” platforms that permit trucks to be controlled using electronic-rather than mechanical-control components. Drive-by-wire is an important advancement that facilitates the adoption of software-controlled semi-trucks. In connection with these OEM efforts, Embark has developed the EUI with flexible interfaces that are easily configured to integrate with each OEMs drive-by-wire platform. Embark expects that OEMs will ship their first trucks with redundant drive-by-wire platforms in the near future and is in close contact with OEMs as they select and source relevant sensor and compute options to be made available to carriers when they purchase new trucks. As with other components, Embark expects OEMs to move toward offering multiple AV options to carriers and has designed the EUI to address this eventual development.

Phased Rollout of Multiple Onboarding Methods

Embark expects to deploy its technology in two phases: (1) Phase 1 targeting the Sunbelt states, which see approximately 90 billion semi-truck miles annually, which is estimated based on the Freight Analysis Framework produced through a partnership between the Bureau of Transportation Statistics and the Federal Highway Administration and (2) Phase 2 targeting all of the lower 48 states, which see approximately 300 billion semi- truck miles annually. Embark’s coverage map includes the full set of locations to which Embark Driver equipped trucks are able to travel. Embark is adding two types of locations to its coverage map, enabling two route models:

1.	Truck stops, which act as ideal transfer points that can be used by all carriers; and
2.	Highway-adjacent shipper locations, which allow Embark Driver-enabled trucks to travel direct-to- customer.

With the transfer point model, Embark is able to focus on highway operations- the middle-mile- while Embark’s carrier partners conduct the first and last-mile portions with human drivers. These points will be located at existing facilities (e.g., truck stops) to provide a Day 1 drop-in solution for customers. Embark pioneered the transfer point model in 2017, partnering with Frigidaire and Ryder to deliver shipments. Since 2017, Embark has refined operations and now conducts multiple weekly shipments between Los Angeles and Phoenix on its research and development (“R&D”) truck fleet, demonstrating proof of concept and paving the way for commercialization and revenue generating operations in the future. However, Embark has not earned any revenue to date, and has incurred net losses of $21.5 million and $124.2 million for the years ended December 31, 2020 and 2021, respectively.

In conjunction with transfer points, Embark will offer direct-to-customer freight lanes for customers who already move a significant amount of freight on Embark’s network. In addition, PDP partners will work with Embark to refine and scale Embark’s software and support services. Embark has conducted network assessments for twelve major carriers and Fortune 500 shippers spanning the retail, consumer packaged goods, and automotive verticals who are committed to making self-driving freight operations a reality.

Offering two route methods addresses the economic reality of truck freight. Last mile transfers are projected to be economical for carriers shipping on lanes over 300 miles, whereas direct-to-customer transfers are expected to be economical for lanes in excess of 100 miles. By offering multiple route models, Embark is able to expand potential coverage for shippers and carriers and meet each of their specific needs.

Embark’s Technology

Embark’s technology solutions are designed to support the seamless integration of autonomous trucks into existing carrier fleets with the goal of alleviating the driver shortage, improving competitiveness for shippers, and improving unit economics for ecosystem participants. Its technology stack consists of three critical components, including the Embark Driver, the EUI, and the Embark Guardian. Together, these products make for a comprehensive, performant, and reliable freight solution, from sourcing to driving and support. Embark aims to showcase a L4 driverless solution in 2023 followed by plans to scale commercial operations throughout the Southwestern U.S. in 2024.

Products

Embark’s technology ecosystem is grounded in three key components: Embark Driver, EUI, and Guardian.

●	Embark Driver — Level 4 autonomous trucking software, available as a per mile subscription, safely and reliably pilots a carrier-owned, Embark-equipped OEM truck between designated transfer points within the Embark coverage map. The Embark Driver is a SaaS product that is continually improved from real world data using Embark’s active learning system, which automatically learns from the most relevant data that Embark-driven trucks encounter in the real world. The software was developed by Embark’s leading team of roboticists and machine learning engineers to have advanced prediction and planning capabilities, including an up to 60 second prediction horizon and the ability to simulate up to 1,200 scenarios involving the actions and interactions of the truck with road traffic. The Embark Driver software also utilizes proprietary Vision Map Fusion and scene understanding techniques that make it more capable of responding to real world driving conditions than systems that are reliant on mapping technology alone. These capabilities, amongst many others in Embark’s technology stack, facilitate a safe and efficient driving experience.
●	Embark Universal Interface — A set of standardized self-driving components and the flexible interfaces necessary for major truck OEMs (Volvo, Daimler, Navistar and PACCAR) to permit easy integration of Embark’s autonomous technology onto their vehicle platforms. Embark understands that its shipper and carrier customers value the opportunity to source trucks from different vendors and Embark’s strategy is to provide a path for AV adoption across a diversified fleet. EUI achieves compatibility, reliability and safety through a two part design-the component package and the interface package:
◾	The EUI component package includes a specification for a standardized set of sensors and computer systems so that the Embark Driver software can process road data from truck platforms with different characteristics in the same way. The component package consists of cameras, LiDARs, radars, GNSS, and IMUs, as well as the associated compute systems, which were selected following thorough testing procedures and analysis with the goal of achieving optimal performance and redundancy for a highly capable, safe, and reliable L4 autonomous truck solution.
◾	The EUI interface package consists of APIs that permit the Embark Driver software to interface with the EUI component package and the drive-by-wire system of any major OEM platform. By providing a standardized set of APIs, the Embark Driver software is truly “platform agnostic,” meaning it can control a diverse set of platforms, provided the platform can interoperate with the EUI interface package. This allows for direct communication to and control of any EUI-compatible truck’s steering, braking, and throttle actuators, as well as to the trucks’ telematics, power chassis, and HVAC.
●	Embark Guardian — The Guardian application is a SaaS-based autonomous fleet management solution that provides a visualization and monitoring interface to carriers as well as over-the-air updates, remote vehicle monitoring, remote vehicle assist, dispatching, and access to real-time data such as weather and construction. Embark Guardian permits operators to receive live camera and other feeds from the truck to observe performance and issues that may arise during autonomous driving. As a result, Embark Guardian is designed to provide carriers with the ability to seamlessly deploy and manage a fleet of autonomous trucks within their existing networks and can permit Embark to integrate more deeply into the operations of carrier partners to maximize value.

Features

In addition to its core technology components, Embark has developed proprietary technical features that support the Embark Driver. These include:

●	Vision Map Fusion — Using proprietary techniques, Vision Map Fusion uses a non-linear optimization approach to fuse local data at the truck with global map geometry, enabling real-time map corrections. For example, Vision Map Fusion permits the truck to detect and react to road condition changes, such as work zones, in real time, even if the truck’s map data doesn’t show these conditions. Real-time map corrections to account for local conditions allow for improved accuracy and robustness of near field lane geometry estimation, while also unifying the corrected near field topology with the far field map to create a static scene used in downstream operations. This means that Embark’s self-driving system is less map reliant and more capable of handling the constantly changing road environment. The ability of Vision Map Fusion to update and correct map errors in real time can facilitate safer, more scalable and more efficient operations compared to alternative map- centric approaches.

●	Active Learning — Embark’s Active Learning system uses real world situations to rapidly improve performance. The Active Learning system applies a proprietary cloud-based selection engine to uploaded fleet data. The selection engine identifies “edge cases” from the truck’s real world driving data involving driving, road, weather, and/or other conditions that provide rich learning opportunities for Embark Driver’s artificial intelligence so that these edge cases can be studied to improve the Driver capabilities. The Active Learning system operates by uniformly sampling and analyzing the driver data for road and driving characteristics identified by Embark’s learning model as most beneficial to improving the Driver software’s performance. With the most valuable data automatically identified, Embark focuses the labeling and training efforts in a way to provide the quickest, most effective feedback loop for the Embark Driver to improve performance.
●	Interactive Planning with Data Driven Predictions — The Embark Driver employs intelligent, adaptive prediction techniques to generate the best plan for each moment after simulating numerous potential scenarios and applying a prediction engine that looks into many potential future outcomes. At present, the Embark planning engine is capable of simulating up to 1,200 scenarios per second, using this information to build an up to 60 second planning horizon in which it looks ahead to see many possible outcomes from each potential driving decision. Using these data driven analytical models, the Embark Driver is able to accurately predict the actions of other road users and predict the optimal behavior in challenging driving situations. This allows the system to understand and account for real world driving conditions, such as cut-ins or sudden stops by other vehicles, and otherwise drive safely in busy traffic conditions.

Embark’s Partners and Ecosystem

Embark operates in an ecosystem consisting of shippers, carriers, OEMs, component part suppliers, and truck stop operators. Embark believes that its solutions provide meaningful benefits to all existing ecosystem players. Embark’s PDP prepares carriers to own and operate Embark autonomous trucks. In October 2021, Embark announced that carriers participating in Embark’s PDP have placed a combined 14,200 reservations for Embark-equipped autonomous trucks.

Carriers

Through its PDP, Embark has partnered with carriers to develop its offering and demonstrate proof of concept. To date, Embark has entered into non-binding agreements with nine carriers and shippers to demonstrate its ability to move freight on their existing networks. Through these relationships, Embark is able to leverage the decades-long truck freight expertise of its carrier partners in optimizing its autonomous vehicle technology and business model. Embark’s existing relationships with carriers also demonstrate to the rest of the market that a number of large carriers with significant fleets and operations have already recognized the potential value of adopting Embark Driver.

Embark estimates that these existing partners operate approximately 33,000 trucks and purchase approximately 8,000 trucks annually. Embark believes that its current carriers reflect a tiny fraction of the overall demand for its technology and Embark is in discussions with other carriers representing 50% of the top 100 carriers measured by truck count, which represent a meaningfully larger addressable market.

Shippers

In addition to partnering with carriers, Embark has fostered relationships with shippers across industry verticals such as retail, e-commerce, CPG and automotive. These shippers form the transportation demand that carriers fulfill. Embark’s autonomous vehicle technology provides meaningful benefits to shippers such as a reduction in CO2 emissions, an increase in speed and an improvement in safety. Embark has already worked with over half a dozen Fortune 500 shippers to analyze their transportation networks at a lane level and develop tactical plans for transitioning existing freight volume from manually driven trucks to Embark autonomous trucks operated by partner carriers. By engaging with shippers and carriers, Embark expects to facilitate the development of commercial scale for its technology.

OEMs

Embark’s relationships with OEMs have allowed it to develop the EUI. Each of the four major truck OEMs for the U.S. market are in the process of developing drive-by-wire platforms. Based on its relationships with each OEM, Embark anticipates that the EUI will be available for specification by carrier purchasers, similar to how OEMs provide optionality with respect to engine, brake and telematics solutions.

Real Estate Partners

Embark is working closely with a number of real estate partners such as truck stop operators and industrial real estate investment trusts to create a nationwide network of transfer hubs to support carriers who will operate the Embark Driver. By leveraging the existing real estate footprint of freight ecosystem partners, which is already aligned to trucking industry needs, Embark is able to significantly decrease the time, energy, and cost required to build out this transfer point network. In addition to serving the core transfer point function, Embark is also working with its real estate partners to make important ancillary services such as fuel, maintenance, and dispatch support available to carriers who will operate the Embark Driver.

Embark’s Competitive Strengths

Embark believes that the following strengths position it to capture growth in the autonomous trucking market and become a partner of choice for OEMs, carriers, and shippers:

Asset-Light SaaS Model is Durable and Scalable Across Large Addressable Market

Embark has designed an asset-light SaaS business model-licensing its software for a per-mile fee to carriers and shippers. Outside of an R&D fleet, Embark does not intend to own or operate trucks, removing a significant potential capital expenditure. This allows Embark to focus on software development and allows its carrier and shipper partners to focus on what they do best-maintaining and operating trucks and freight networks. Once a carrier or shipper specifies the EUI on a truck purchased from a preferred OEM, Embark will directly license the Embark Driver and provide ongoing support through Embark Guardian, thus driving durable relationships. Embark believes this model also provides Embark with predictable recurring revenues.

Through the PDP, Embark has developed its offering alongside carriers and shippers, establishing itself as a trusted technology partner. Embark has entered into non-binding agreements with a number of key carriers and estimates that its existing partners operate approximately 33,000 trucks and purchase approximately 8,000 trucks annually, which would comprise 91% of Embark’s 2024 scale targets, assuming full adoption. Given that Embark’s existing partners only comprise a small portion of the market and Embark is actively working to engage new partners, Embark believes it has significant upside on its targets in 2024 and beyond. For example, Embark is in discussions with carriers representing 50% of the top 100 carriers measured by truck count.

By partnering with carriers and shippers rather than competing with them, Embark is able to deploy its technology across existing truck freight networks and diverse groups of carriers. Leveraging existing freight networks will allow Embark to achieve scale more quickly across its addressable market. Similarly, through its partnerships with truck stop operators, Embark has the opportunity to capitalize on existing real estate portfolios to allow for rapid expansion of its coverage network.

The market for truck freight is large and growing. Embark estimates that the total addressable market for autonomous trucking is approximately 300 billion miles annually in the U.S. Of these miles, Embark estimates that approximately 236 billion miles would currently support Embark-enabled trucks.

Industry Leading Autonomous Trucking Technology. As the longest-running self-driving truck company, Embark is driving the transition to L4 autonomous trucking and pioneers an asset light partnership model focused on technology and SaaS. Embark believes its technology and business model has outpaced its competitors in establishing commercial viability:

●	First autonomous drive coast-to-coast;
●	First to 100,000 autonomous miles driven;
●	First operational transfer point network for self-driving trucks;
●	First autonomous trucking company to adopt an OEM-agnostic approach;
●	First autonomous vehicle trucking software to handle workzone lane closures; and
●	First autonomous vehicle trucking software to self-park.

In addition, through its partnerships with shippers, carriers and OEMs, Embark has demonstrated broad industry acceptance of its technology and solutions.

Collaborative Business Model That Will Promote Regulatory and Industry Acceptance

Embark’s track record of industry collaboration. By working with Tier 1s, OEMs, carriers and shippers, Embark has developed a deep understanding of the existing freight ecosystem. It is this knowledge that drove Embark’s decision to work with, instead of compete against, existing freight players. In this collaborative model, Embark defers to OEMs for the manufacture and sale of the trucks themselves, carriers purchasing and operating the trucks and shippers buying capacity in a manner similar to today. This configuration leverages the logistical expertise of the carrier, allows the technology to scale more quickly through existing OEM-carrier-shipper relationships and enables Embark to focus on delivering a safe and reliable autonomous truck. By working within the current value chain structure, Embark leverages the public and regulator trust that OEMs, carriers and shippers have earned over decades of freight operations. Additionally, by creating value for existing players, and eliminating concerns of disintermediation, Embark is able to create powerful industry allies who advocate for their success with other ecosystem players.

Embark’s track record of regulatory collaboration. In 2018, Embark presented a novel approach to USDOT and FMCSA on how they could allow for autonomous truck operations under existing rules. This approach avoided the need for a multi-year rulemaking, while providing FMCSA with clear authority to continue ensuring public safety. Embark’s approach was broadly adopted in “Automated Vehicles 3.0” (“AV 3.0”), a USDOT guidance document issued in October 2018, and has since been reiterated in AV 4.0 (2019) and the USDOT AV Comprehensive Plan (2021). AV 3.0 represented the first time USDOT acknowledged that autonomous truck operation without a human driver is allowable, and that human- specific regulations would not apply.

Embark continues to be deeply engaged with government stakeholders in state legislatures, state departments of transportation, and state police. In 2021, Embark signed a Memorandum of Understanding with the Arizona Department of Transportation to share information and best practices related to autonomous truck navigation of highway work zones. In addition, Embark has engaged in discussions with state regulators around the country on truck inspection procedures and has actively contributed to the passage of state legislation.

Embark also leads key industry public advocacy groups, including service as Co-Chair of the U.S. Chamber of Commerce AV Working Group, Co-Chair of the Silicon Valley Leadership Group AV Working Group, and is the first and only autonomous truck developer elevated to the Board of Directors of the Autonomous Vehicle Industry Association (formerly known as Self-Driving Coalition), joining companies like Ford and Volvo Cars on the Board. Embark is also the longest- service autonomous trucking member of the American Trucking Associations and the Commercial Vehicle Safety Alliance.

Commitment to Environmental, Social and Governance Leadership

At Embark, Embark believes that leadership in environment, social and governance (“ESG”) issues are central to its mission to bring the first commercially-viable driverless truck to public roads. Embark has taken steps to address the environmental and social risks and opportunities of its operations and products. As Embark’s ESG efforts progress, it plans to report how it oversees and manage ESG factors, evaluating its ESG objectives by using industry-specific frameworks such as the Sustainability Accounting Standards Board (“SASB”) and elements of the United Nations Sustainable Development Goals (“UN SDGs”).

Embark’s ESG initiatives are organized into three pillars, which contain focus areas for its attention and action:

●	Environmental Pillar is focused on increasing fuel efficiency, reducing environmental impacts from Embark’s testing fleet (e.g. policies against idling, repurposing materials, waterless truck washing), and ensuring its data storage needs are powered sustainably.
●	Social Pillar is focused on upholding its commitment to driver safety and improved driver working conditions, supporting an engaged, talented and diverse workforce, collaborating on research projects with universities and supporting charitable foundations.
●	Governance Pillar is focused on integrating enterprise risk management oversight across Embark’s data security and driver safety initiatives and sustaining a commitment to ethical business conduct, integrity, and responsibility.

All of Embark’s actions and each of its ESG pillars are underpinned by its vision to build a world where consumers pay less for the things they need, drivers stay closer to the homes they cherish, and roads are safer for the people Embark love.

Industry Leading, Founder-Led Management Team

Embark’s industry-leading management and technology teams reflect a diversity of expertise and experience, positioning it for continued industry leadership.

Alex Rodrigues co-founded Embark and has served as Embark’s Chief Executive Officer since the company’s founding in 2016. Mr. Rodrigues has an extensive background in robotics, beginning with a world robotics championship win as a middle school student in 2009. Mr. Rodrigues studied at the University of Waterloo, where he built Canada’s first self-driving vehicle, a golf cart that was used to take guests on tours of the campus. Mr. Rodrigues is a 2016 Thiel Fellowship recipient and was accepted into Silicon Valley startup incubator Y-Combinator, where he launched Embark.

Brandon Moak co-founded Embark and has served as Embark’s Chief Technology Officer since the company’s founding in 2016. In his role, he leads engineering and R&D at Embark, and has overseen development of the Embark Driver software, the core of Embark’s commercialization effort. Mr. Moak previously worked as a robotics engineer and a software developer, respectively, at technology companies Kindred.ai and Clear Blue Technologies.

Richard Hawwa serves as Embark’s Chief Finance Officer since April 2021. Mr Hawwa joined Embark with over fifteen years of investment banking experience, most recently serving as a Managing Director at Citigroup, leading coverage across the global mobility sector. He has worked closely with companies advising on strategic matters and assisting on capital raising transactions.

Stephen Houghton serves as Embark’s Chief Operations Officer since January 2022 and joined Embark in June 2021 as Chief Operations and Fleet Officer. Mr. Houghton is a veteran executive who brings two decades of leadership experience to Embark, including six years working on autonomous vehicles at Amazon and Cruise. As VP of Global Markets at Cruise, Mr Houghton oversaw a team of more than 700 during a period of rapid growth. Mr. Houghton has degrees from Stanford and Harvard, experience as a management consultant at McKinsey, and is a veteran of the Iraq War. He currently serves as an Officer in the U.S. Marine Corps Reserves.

Sid Venkatesan serves as Embark’s Chief Legal Officer since April 2021. Before Embark, Mr. Venkatesan served as Executive Counsel and Chief IP Counsel at GE Digital, where he led negotiations of commercial deals and M&A and oversaw General Electric’s Industrial Internet of Things IP strategy. Prior to GE, Mr. Venkatesan was a Partner at Orrick, Herrington & Sutcliffe LLP, resident in the firm’s Silicon Valley office representing major technology companies across a broad range of industries. Mr. Venkatesan has also written on IP strategy topics in leading industry publications and has been the recipient of many legal industry awards, including recognition as a Corporate IP Star, Future Star, and Lawyer on the Fast Track amongst other accolades. Mr. Venkatesan holds an MBA from the Wharton School at the University of Pennsylvania, a JD from NYU School of Law, and a BS in Mechanical and Aerospace Engineering from Cornell University, concentrating in Automotive Engineering.

Embark’s Strategy

Embark will focus on continued technological growth in partnership with key industry participants as it progresses toward anticipated “driver-out” testing in 2023.

As Embark continues to develop its autonomous vehicle technology it plans to expand its technology team to support full operational scale. Embark believes that maintaining and upgrading its industry-leading technology infrastructure and personnel will allow it to achieve its development goals. To that end, Embark intends to make investments in headcount to grow its engineering team in order to maintain and further build on its technology position, as well as to make other investments in appropriate administrative, operational and sales personnel as it scales its organization and prepares for commercial launch of its L4 offering.

Key elements of Embark’s strategy include: Achieve Key Technical Milestones and Expand Partner Development Program.

Achieve Key Technical Milestones

Embark achieved the following technical milestones in 2021:

●	Workzone Handling — Embark Driver is capable of safely navigating most commonly found highway road construction scenarios such as temporary lane closures.
●	Inclement Weather (excluding snow) — Embark Driver is capable of safely operating in moderate rainfall and correspondingly wet road surfaces.

Embark plans to achieve the following key technical milestones:

●	Near-Term Target Capabilities
◦	Emergency Vehicle Interactions — Embark Driver, in conjunction with Embark Guardian, appropriately identifies, reacts, and communicates/interacts with emergency vehicles and personnel.
◦	Evasive Maneuvers — Embark Driver is capable of executing safety critical evasive maneuvers in response to detected faults, failures, and collision threats.
●	Medium-Term Target Capabilities
◦	Blown Tire and Mechanical Failure Handling — Embark Driver, in conjunction with EUI, detect mechanical failures and execute the correct response to achieve a safe condition.
◦

Road Triangles (Stop on Shoulder) — Embark Driver is capable of identifying an appropriate highway shoulder or emergency stopping lane, transitioning onto the identified shoulder, safely coming to a stop, and deploy legally required signage.

◦	Inspection Handling — Embark Guardian facilitates interaction with inspection personnel.
●	Begin Significant L4 Driverless Operations Testing

Expand Partner Development Program

Embark anticipates leveraging its PDP to gain potential market share and expand geographic coverage with carriers and shippers. Embark has entered into non-binding agreements with a number of key carriers and shippers and is in active negotiation with a sufficient number of carriers and shippers to support its long term growth expectations. In addition, Embark is in discussions with key real estate players to add their truck stops to Embark’s coverage map.

Competition

Embark is the longest-running self-driving truck program in the U.S., which provides a competitive advantage. There are several competitors that have an AV trucking solution, including TuSimple, Aurora Innovation, and Waymo. Of the aforementioned, TuSimple is the only competitor that focuses on the trucking market, whereas Aurora Innovation and Waymo are also developing a robotaxi solution. Embark differentiates itself having developed a technology stack that is not over-reliant on HD Maps, and instead focuses on its patent-pending technology in Vision Map Fusion. Also, Embark has developed the Embark Universal Interface, which is a modular approach to hardware that allows the Embark Driver to work across multiple OEM Platforms. Lastly, Embark has an asset-light approach, and partners with a variety of constituents within the logistics and trucking ecosystem.

Some of Embark’s current and potential competitors are larger and have substantially greater resources than Embark does. These competitors may be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or to offer lower prices. Embark’s current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. However, Embark’s focus, from its founding, on the AV trucking market we believe provides a competitive advantage and has allowed Embark to be highly capital efficient in developing its technology.

Embark believes its ability to compete successfully as a provider of AV trucking services does and will depend on a number of factors including the price of its offerings, consumer confidence in its technology, its ability to execute on its strategy and the continued economic viability of its business model. Embark believes that it competes favorably on the basis of these factors.

Government Regulation

Embark’s public policy strategy is oriented around three goals:

•Ensure current Embark testing operations remain allowable under federal/state laws;

•Ensure future deployment of Embark driverless trucks are allowable under federal/state laws; and

•Mitigate any emergent political/policy risks that could affect Embark’s plans or business model.

Embark has crafted federal and state policy strategies that support these goals by leveraging key industry groups and other allies while solidifying Embark’s position as an industry leader. Embark is the longest- running self-driving truck program, and has been proactively engaged with government stakeholders nearly from our beginning, affording us long-standing relationships with both political leadership and career staff at key regulatory agencies. Embark has a track record of success in advocating on behalf of the industry, serving as a leading voice on state and federal policy and legislative issues. Embark intends to continue to invest in these efforts to maintain its leadership in the public policy arena.

Intellectual Property

Embark relies on a combination of intellectual property, primarily trade secrets and copyrights, to establish and protect its intellectual property rights. In addition, Embark relies on significant technical measures, including the fact that its software is maintained securely in a proprietary cloud environment and is not accessible by customers, component suppliers or competitors in its current development and scale-up phase. Employee devices are encrypted and closely protected, with administrative controls to remotely lock or wipe compromised devices, while at the same time revoking credentials for individual employees with access to its internal systems. In addition, Embark employs physical security measures and employment processes to maintain the security of its physical assets and the integrity of its trade secrets and copyrighted source code.

Embark also protects its proprietary technology and other confidential information through the use of contractual protections with employees, contractors, customers, and partners. Embark requires its employees, consultants, and other third parties to enter into confidentiality and proprietary rights agreements through which they agree to maintain confidentiality and, as applicable, agree to assign to Embark any inventions, trade secrets, works of authorship, developments, and other processes generated by them for Embark. In addition, Embark enters into confidentiality agreements with its vendors, commercial partners and potential customers.

Embark will also file patent applications on certain key aspects of its proprietary software, and intends to pursue patent protection on certain key aspects of its technology as it transitions into its commercial phase and potential concerns about publication through patents become less acute. Embark also pursues trademark protection and is the registered holder of several domain registrations and will continue to invest in and grow its brand protection assets over time. Although Embark relies on intellectual property rights, including trade secrets, copyrights, and trademarks, as well as contractual protections to establish and protect its proprietary rights, Embark believes it is its team’s ability to execute-by scaling its business and executing on its technology and commercial development activities, that will maintain its market leadership position.

Corporate History and Background

Embark Technology, Inc. was formed through a business combination with Northern Genesis Acquisition Corp. II, a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, (“NGA”) and NGAB Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of NGA (“Merger Sub”) (the “Business Combination”). Pursuant to the Business Combination, on November 10, 2021, Merger Sub merged with and into Embark Trucks Inc., the separate corporate existence of Merger Sub ceased, Embark survived as a wholly owned subsidiary of NGA, and NGA changed its name from “Northern Genesis Acquisition Corp. II” to “Embark Technology, Inc. ” The Business Combination and was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

Available Information

Our website is www.embarktrucks.com. At our Investor Relations website, investors.embarktrucks.com, we make available, free of charge, a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statements and other information, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also use the Investor Relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including blogs, news releases, analyst presentations, financial information and corporate governance practices. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Our SEC filings are also available to the public at the SEC's website at http://www.sec.gov.

Item 1A. Risk Factors

In the course of conducting its business operations, Embark is are exposed to a variety of risks. These risks are generally inherent to the U.S. technology industry or otherwise generally impact companies like Embark. Any of the risk factors described below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of Embark’s common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Certain statements in “Risk Factors” are forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Summary of Risk Factors

The following is a summary of principal risks to which the Embark’s business, operations and financial performance are subject. Each of these risks is more fully described in the individual risk factors immediately following this summary.

●	Autonomous driving is an emerging technology and involves significant risks and uncertainties.
●	Embark has a limited operating history and an unproven business model in a new market and faces significant challenges as its industry is rapidly evolving.
●	Embark’s technology may raise safety or other automation-related concerns causing it to fail to gain acceptance from users and other stakeholders in the freight transportation industry.
●	Embark’s autonomous driving technology and related hardware and software could have undetected defects, errors or bugs in hardware or software.
●	The operation of autonomous semi-trucks may be unfamiliar to Embark’s users and other road users.
●	Embark operates in a highly competitive market and some market participants have substantially greater resources. Embark competes against a large number of both established competitors and new market entrants.
●	Disruptions to the trucking industry, including changes in transportation and shipping infrastructure, could adversely impact Embark’s business and operating results.
●	Embark’s business model depends on acceptance of its technology by third-party carriers and shippers and Embark’s existing relationships with key business partners.
●	Embark relies on third-party suppliers and because some of the key components in Embark’s systems come from limited or sole sources of supply, Embark is susceptible to supply shortages, long lead times for components, and supply changes, or system unavailability, any of which could disrupt its supply chain and could delay deliveries of Embark’s products to users.
●	Embark’s approach of creating a manufacturer-agnostic product exposes it to the risk of exclusive competitor partnerships and other challenges that limit integration of its technology to products of multiple OEMs.

●	Embark is an early stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.
●	Embark expects to engage in resource-intensive R&D and commercialization activities for the foreseeable future, which may require it to raise additional funds and these funds may not be available to Embark on attractive terms when it needs them, or at all.
●	Embark may be subject to risks associated with potential future strategic alliances, partnerships, investments or acquisitions, all of which could divert management’s attention, result in Embark incurring significant costs or operating difficulties and dilution to its stockholders, disrupt its operations and adversely affect its business, results of operations or financial condition.
●	The forecast of Embark’s operating and financial results relies in large part upon assumptions and analyses developed by its management team. If these assumptions or analyses prove to be incorrect, Embark’s actual operating results may be materially different from its forecasted results.
●	Embark depends on the experience and expertise of its senior management team, technical engineers, and certain key employees.
●	Embark has experienced rapid growth in recent periods and expects to continue to invest in its growth for the foreseeable future. If Embark fails to manage its growth effectively, it may be unable to execute its business plan, maintain high levels of service, or adequately address competitive challenges.
●	Embark’s management team has limited experience managing a public company.
●	Embark may be subject to breach of contract, product liability or warranty claims and other legal proceedings in the ordinary course of business that could result in significant direct or indirect costs, including reputational harm, increased insurance premiums or the need to self-insure.
●	OEMs and their suppliers may experience significant delays in the manufacture and launch of Embark- enabled autonomous semi-trucks, which could harm Embark’s business and prospects.
●	If Embark’s autonomous vehicle technologies fail to perform as expected, are inferior to those of its competitors, or are perceived as less safe or more expensive than those of its competitors or non-autonomous vehicles, Embark’s financial performance and prospects would be adversely impacted.
●	The Embark Founders have control over all stockholder decisions because they control a substantial majority of Embark’s voting power through “high vote” voting stock.
●	Pandemics and epidemics, including the ongoing COVID-19 pandemic, natural disasters, terrorist activities, political unrest, and other outbreaks could have a material adverse impact on Embark’s business.
●	Embark has identified deficiencies that together constitute a material weakness in its internal control over financial reporting as of December 31, 2020 and 2021. If Embark fails to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in Embark.
●	As a private company, Embark had not been required to establish and maintain public company-quality internal control over financial reporting.
●	Embark holds no patents on its products, and it may not be successful in its planned patent applications. Embark employs proprietary technology (know-how) and information that may be difficult to protect.
●	Embark may become subject to litigation brought by third parties claiming infringement, misappropriation or other violation by Embark of their intellectual property rights.

●	Embark utilizes open source software, which may pose particular risks to its proprietary software, technologies, products, and services in a manner that could harm its business.
●	Embark is exposed to, and may be adversely affected by, interruptions to its information technology systems and networks and sophisticated cyber-attacks.
●	Embark collects, processes, transmits, and stores personal information in connection with the operation of its business and is subject to various data privacy and consumer protection laws.
●	Embark operates in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on Embark’s business.
●	The trucking industry is subject to economic, business and regulatory factors that are largely beyond Embark’s and its partners’ control, any of which could have a material adverse effect on the operations of its partners and ultimately on Embark.

Risks Related to Embark’s Technology, Business Model, and Industry

Autonomous driving is an emerging technology and involves significant risks and uncertainties.

Embark’s autonomous vehicle technology is highly dependent on internally-developed technology as well as on partnerships with third parties that could include semi-truck OEMs, carriers and other suppliers. Embark develops and integrates its autonomous driving technology and works with OEMs and other suppliers to develop autonomous driving technology hardware.

While Embark’s autonomous driving technology, including the Embark Universal Interface, Embark Driver and Embark Guardian is designed to be compatible with all major OEM platforms, Embark does not control many aspects of semi-truck production. The timely development and performance of its autonomous driving programs is dependent on the materials, cooperation, and quality delivered by OEMs and other production stakeholders. Embark’s technology is designed to interface with systems and components outside of its design and production control, including those related to braking, steering and gear shifting. There can be no assurance that those applications can be developed and validated at the high reliability standard required for L4 autonomous driving in a cost-effective and timely manner. Embark’s dependence on OEMs exposes it to the risk that components manufactured by OEMs or other suppliers could contain defects that would cause Embark’s autonomous driving technology to not operate as intended.

In addition, Embark’s autonomous driving technology may be implemented to complement the infrastructure used by its shipper and/or carrier partners, and an appropriate implementation will require the cooperation of these partners. A failure of a shipper or carrier partner to provide required information, resources or other support may slow or compromise aspects of its technology either in the implementation phase or operationally.

Although Embark believes that its algorithms, data analysis and processing, and artificial intelligence technology are promising, it cannot assure you that its technology will achieve the necessary reliability for L4 autonomy at commercial scale. For example, Embark is always improving its technology in terms of handling non-compliant driving behavior by other cars on the road as well as other real world conditions. There can be no assurance that Embark’s data analytics and artificial intelligence could predict every single potential issue that may arise during the operation of its technology.

Embark currently directly operates a small R&D fleet of trucks to further develop its autonomous driving technology and demonstrate its technology. To date, all of Embark’s autonomous miles driven have been “driver in.” There can be no assurance that Embark will successfully transition to “driver out” operations on its expected schedule or that its R&D fleet will successfully develop and/or prove out its autonomous driving technology.

Embark has a limited operating history and an unproven business model in a new market and faces significant challenges as its industry is rapidly evolving. Its prospects may be considered speculative and any failure to commercialize its strategic plans would have an adverse effect on its operating results and business, harm its reputation and could result in substantial liabilities that exceed its resources.

Embark commenced operations in 2016 and launched its Partner Development Program in April 2021, a program to bring together leading shippers and carriers to work on autonomous trucking technology. Embark’s business model relies on the adoption of its autonomous vehicle technology by its partner carriers and the continued cooperation of OEMs with its universal interface. While Embark believes this model is an efficient way to develop and implement its technology, its business model is unproven and there can be no assurance that an alternative model adopted by its competitors in the autonomous vehicle space will not prove superior. In addition, the market for autonomous vehicle technology is rapidly evolving.

You should consider Embark’s business and prospects in light of the risks and challenges it faces as a new entrant into a novel industry, including, among other things, with respect to its ability to:

●	navigate an evolving and complex regulatory environment and product liability regime;
●	design, outfit, and produce safe, reliable, and quality L4 autonomous semi-trucks equipment with its OEM partners on an ongoing basis;
●	improve and enhance its software and autonomous technology;
●	design, and develop software and technology in a timely manner;
●	establish and expand its user base among shippers and carrier partners;
●	successfully market its other products and services;
●	properly price its products and services;
●	improve and maintain operational efficiency;
●	maintain a reliable, secure, high-performance, and scalable technology infrastructure;
●	attract, retain, and motivate talented employees;
●	enter into successful strategic relationships with carriers, OEMs and shippers;
●	protect its intellectual property;
●	keep its technology secure and compliance with data privacy and cybersecurity requirements;
●	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
●	build a well-recognized and respected brand.

If Embark fails to address any of these risks and challenges, its business may be materially and adversely affected and Embark may be forced to alter its business model in ways that are difficult to predict, including by providing direct service to shippers or reevaluating its relationships with OEMs. There are also a number of additional challenges to L4 autonomous driving, many of which are not within Embark’s control, including market acceptance of autonomous driving, governmental licensing requirements, concerns regarding data security and privacy, actual and threatened litigation (whether or not a judgment is rendered against Embark), and any general negative perceptions regarding autonomous vehicle technology due to safety, security, job displacement or other reasons. There can be no assurance that the market will accept Embark’s technology, in which case its future business, results of operations and financial condition could be adversely affected.

To implement Embark’s business plan additional capital may be required beyond the amount raised to date and on a combined basis following the proposed Business Combination. Furthermore, the implementation of a new business model (or an alternative business model) in an evolving industry poses a number of challenges, many of which are beyond Embark’s control, including unknown future challenges and opportunities, substantial risks and expenses in the course of entering new markets and undertaking marketing activities. The likelihood of Embark’s success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which it operates. There is, therefore, substantial uncertainty as to whether Embark’s business plan will prove successful, and it may not be able to generate significant revenue, raise additional capital, or operate profitably. Embark will continue to encounter risks and difficulties frequently experienced by early stage commercial companies, including scaling up infrastructure and headcount, and may encounter unforeseen expenses, difficulties, or delays in connection with its growth. While Embark’s business model is designed to be minimally capital intensive, there can be no assurance that its expectation regarding future capital requirements will be correct.

Embark’s technology may raise safety or other automation-related concerns causing it to fail to gain acceptance from users and other stakeholders in the freight transportation industry.

Demand for autonomous driving technology depends to a large extent on general, economic, political, and social conditions in a given market. The market opportunities Embark is pursuing are at an early stage of development, and it is difficult to predict user demand or adoption rates for its solutions, or the future growth of the markets in which Embark operates. Despite the fact that the automotive industry has engaged in considerable effort to research and test L2 and L3 autonomous cars, Embark technology targeting L4 autonomous semi-trucks requires significant investment and may never be commercially successful on a large scale, or at all. Embark relies on its existing partnerships with carriers and shippers, as well as its ability to develop new partnerships, to implement its autonomous vehicle technology. If carriers fail to embrace Embark’s technology or cost pressure and current labor markets change in the future, its technology may not become adopted by enough carriers to make Embark’s business model commercially viable. In addition, Embark may rely on OEM manufacturer adoption of certain software and/or hardware requirements to operate profitably which may not occur, or occur in part or on a longer time frame than Embark anticipates.

Further, even if Embark succeeds in operating at commercial scale, because of the disruptive nature of its business to the freight transportation industry, key industry participants may not accept its technology, may develop competing services or may otherwise seek to subvert its efforts. For example, autonomous semi-trucks might displace individual semi-truck drivers and small fleet owners. Labor unions, workforce activists, regulators or political leaders may also raise concerns about autonomous semi-trucks displacing drivers or otherwise negatively affecting employment opportunities, as has been the case in other industries that have been subject to automation. This has in the past resulted, and could in the future result, in negative publicity, lobbying efforts to U.S. local, state, and federal, lawmaking authorities, or equivalent authorities in the foreign jurisdictions in which Embark seeks to do business, to implement legislation or regulations that make it more difficult to operate its business or boycotts of it or its users. While Embark is primarily focused on the domestic U.S. market, any future operations in foreign jurisdictions would require Embark to address complex, evolving and unique regulatory regimes and implicate political questions regarding the national interest of such countries in their domestic shipping industry. Any such occurrences could materially harm Embark’s future business.

Additionally, regulatory, safety, and reliability issues, or the perception thereof, many of which are outside of Embark’s control, could also cause the public or its potential partners and users to lose confidence in autonomous solutions in general. The safety of such technology depends in part on user interaction and users, as well as other drivers, pedestrians, other obstacles on the roadways or other unforeseen events. For example, there have been several crashes involving automobiles using other autonomous driving technology resulting in death or personal injury, including both fully autonomous vehicles and vehicles where autopilot features are engaged. Even though these incidents were unrelated to Embark’s technology, such cases resulted in significant negative publicity and, in the future, could result in suspension or prohibition of self-driving vehicles. If safety and reliability issues for autonomous driving technology cannot be addressed properly, Embark’s business, prospects, operating results, and financial condition could be materially harmed.

Embark’s autonomous driving technology and related hardware and software could have undetected defects, errors or bugs in hardware or software which could create safety issues, reduce market adoption, damage its reputation with current or prospective users, result in product recalls or other actions, or expose it to product liability and other claims that could materially and adversely affect its business.

Embark’s autonomous driving technology is highly technical and very complex, and has in the past and may in the future experience defects, errors or bugs at various stages of development. Embark may be unable to timely correct problems to its partners’ and users’ satisfaction. Additionally, there may be undetected errors or defects especially as it introduces new systems or as new versions are released. These risks are particularly significant in the freight transport market given the high potential value of each load, as any such errors or defects could result in costly delays or losses, leading to the delay or prevention of the adoption of autonomous driving technology in trucks.

There can be no assurance that Embark will be able to detect and fix any defects in its products prior to their sale to or installation for customers. Errors or defects in Embark’s products may only be discovered after they have been tested, commercialized, and deployed. If that is the case, Embark may incur significant additional development costs and product recall, repair or replacement costs, or liability for personal injury or property damage caused by such errors or defects, as these issues could result in claims against it. Embark’s reputation or brand may be damaged as a result of these problems and users may be reluctant to use its services, which could adversely affect its ability to retain existing users and attract new users, and could materially and adversely affect its financial results.

In addition, Embark could face material legal claims for breach of contract (e.g. with one or more of its partners), product liability, tort or breach of warranty, or be required to indemnify others, as a result of these problems. Any such lawsuit may cause irreparable damage to Embark’s brand and reputation. In addition, defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of Embark and its services. Additionally, Embark is operating in an emerging market with an undefined insurance liability framework and evolving expectations regarding indemnifications obligations. As the market terms for indemnification and insurance are established, they may develop in ways that are adverse to Embark. Embark’s business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against Embark and its business could be materially and adversely affected.

The operation of autonomous semi-trucks may be unfamiliar to Embark’s users and other road users.

Embark has developed Embark Driver and Embark Guardian to automate Embark’s carrier partners’ semi-trucks but there can be no assurance that its technology will be perceived to be comparable to non-autonomous semi-trucks by carriers, other drivers or regulators. Embark’s proprietary artificial intelligence (“AI”) and machine vision capabilities are specifically engineered to interface with all major semi-truck OEMs and meet the demands of commercial trucks. In certain instances, these protections may cause the vehicle to behave in ways that are unfamiliar to drivers of non-autonomous driving trucks. For example, semi-trucks equipped with Embark’s L4 technology may adhere to safety rules in a stricter manner than some human drivers may be accustomed to.

Furthermore, there can be no assurance that Embark’s carrier partners will be able to properly adapt to the different operation processes for Embark’s L4 autonomous semi-trucks or that its Embark Universal Interface will continue to be compatible with semi-truck OEMs. For example, carriers may not be able to adapt their business processes to address activities such as the dispatching of trucks, pre-trip inspections, remote monitoring, and rescuing of trucks. Any accidents resulting from such failure to inspect, operate or maintain Embark’s L4 autonomous semi-trucks properly could harm its brand and reputation, result in adverse publicity, and product liability claims, and have a material adverse effect on its business, prospects, financial condition, and operating results.

Embark operates in a highly competitive market and some market participants have substantially greater resources. Embark competes against a large number of both established competitors and new market entrants.

The market for autonomous trucking and freight transport solutions is highly competitive. Many companies are seeking to develop autonomous trucking and delivery solutions. Competition in these markets is based primarily on technology, innovation, quality, safety, service, strategy, reputation, and price. Embark’s future success will depend on its ability to further develop and protect its technology in a timely manner and to stay ahead of existing and new competitors. Embark’s competitors in this market are working toward commercializing autonomous driving technology and may have substantial financial, marketing, research and development, and other resources. Some examples of Embark’s competitors include TuSimple, Waymo, Aurora, and Kodiak.

In addition, the carriers Embark serves operate in a competitive environment and face competition from other trucking companies that use autonomous or non-autonomous trucks, railroads, and air carriers. Traditional shipping fleets and other carriers operating with human drivers are still the predominant operators in the market. Because of the long history of such traditional freight transport companies serving the freight market, there may be many constituencies in the market that would resist a shift toward autonomous freight transport, which could include lobbying and marketing campaigns on a scale that Embark may not be able to successfully oppose, particularly because Embark’s technology will replace human-driven long haul semi-truck miles. In addition, the market leaders in the automotive industry (including the OEMs Embark has designed its technology to interface with) may start, or have already started, pursuing large scale deployment of autonomous vehicle technology on their own. These companies may have more operational and financial resources than Embark. Embark cannot guarantee that it will be able to effectively compete with them. Embark does not know how close these competitors are to commercializing autonomous driving systems.

Furthermore, although Embark believes that its technology is on the leading edge of autonomous vehicle development, many established and new market participants have entered or have announced plans to enter the autonomous vehicle market. Most of the existing participants have significantly greater financial, manufacturing, marketing, and other resources than Embark does and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale, and support of their products. New entrants may develop or leverage disruptive technology to commercialize their offerings more quickly than Embark. If existing competitors or new entrants are able to commercialize earlier than expected, Embark’s competitive advantage could be adversely affected.

Disruptions to the trucking industry, including changes in transportation and shipping infrastructure, could adversely impact Embark’s business and operating results.

Embark’s business and financial performance are affected by the health of the U.S. truck freight industry, which is reliant on infrastructure maintained by third parties and is affected by risks that are largely out of the control of industry participants.

Embark’s partners may experience capacity constraints due to increased demand for transportation services and decaying highway infrastructure. In 2021, the Infrastructure Investment and Jobs Act (“IIJA”, PL 117-58) was signed into law and will provide significant federal funding to improve and maintain the nation’s deteriorating infrastructure. While the bill included significant investments in the nation’s roadway infrastructure, the benefits of the legislation will likely take years to realize. In the meantime, poor infrastructure conditions and roadway congestion could slow service times, reduce operating efficiency and increase maintenance expense for truck operators. Some states have explored or instituted road-usage programs, truck-only tolling, congestion pricing, and fuel tax increases in order to make more immediate infrastructure investments. In addition, while climate resilience also received sizeable investments in the IIJA, risks including harsh weather or natural disasters, such as hurricanes, tornadoes, fires and floods, global pandemics and acts of terrorism could further damage existing infrastructure. Damage or further deterioration of highway infrastructure could negatively impact Embark’s partners and ultimately Embark’s business and operating results by increasing costs associated with truck freight. While the bill does not directly earmark money for freight rail programs, it does increase funding to numerous discretionary grant programs of which freight rail entities are eligible recipients. Sizeable investments through these or other programs into the freight rail industry, as well as IIJA’s investments in port and waterways infrastructure could negatively impact the truck freight industry, and ultimately Embark.

Risks Related to Embark’s Dependence on Third Parties

Embark’s business model depends on acceptance of its technology by third-party carriers and shippers including through attracting new customers and retaining existing customers and Embark’s existing relationships with key business partners are subject to non-binding agreements which may be cancelled in the future. Business collaboration with partners is subject to risks, and these relationships may not lead to significant revenue. Any adverse change in Embark’s cooperation partners, including the cancellation of existing agreements, or failure to attract and retain customers could harm its business.

Embark does not intend to operate its own freight shipping network and Embark does not produce or sell complete semi-trucks. Accordingly, Embark’s business model depends on carriers and shippers specifying its technology into their new semi-trucks and OEMs continuing to be willing to allow Embark’s technology to be incorporated to their vehicles. The strategic business relationships are and will continue to be an important factor in the growth and success of Embark’s business. Embark has alliances and partnerships with certain such companies in the trucking and automotive industry to help Embark in its efforts to continue to enhance its technology, commercialize its solutions, and drive market acceptance. Embark has growing partnerships with leading carriers, such as Werner Enterprises, Bison Transport and certain shippers such as AB Inbev and will continue to cultivate these partnerships while establishing new ones in the future. There can be no assurance that these relationships will continue or that Embark’s efforts to develop new partnership will be successful. In addition, Embark will also need to identify and negotiate additional relationships with other third parties, such as those who can provide service centers, maintenance, refueling, roadside service, towing, sensor support, and financing services in connection with the build out of Embark’s Transfer Hub network or other aspects of its business. While Embark is pursuing partnerships with truck facility operators and expects to partner with other facility owners and real estate developers to build out its Transfer Hub network, there can be no assurance that these partnerships will continue or prove successful. Embark may not be able to successfully identify and negotiate definitive agreements with these third parties to provide the services Embark would require on terms that are attractive or at all, which would cause Embark to incur increased costs to develop and provide these capabilities.

Collaboration with these third parties is subject to risks, some of which are outside Embark’s control. Third parties may be unwilling to deepen a contractual partnership beyond the exploratory stage, may include onerous provisions or demand exclusivity or pricing concessions that would negatively impact Embark’s business model or growth. Embark could experience delays to the extent its partners do not meet agreed upon timelines or experience capacity constraints. Embark could also experience disagreement in budget or funding for any joint development project, including its Transfer Hubs. There is also a risk of other potential disputes with partners in the future, including with respect to intellectual property rights. Embark’s ability to successfully commercialize could also be adversely affected by perceptions about the quality of its partners’ trucks.

If Embark’s existing partner agreements were to be terminated, Embark may be unable to enter into new agreements on terms and conditions acceptable to Embark. Failure to obtain replacement partners or agreements could delay adoption of Embark’s technology or build out of its Transfer Hub network. Any of the foregoing could adversely affect Embark’s business, results of operations, and financial condition.

Embark relies on third-party suppliers and because some of the key components in Embark’s systems come from limited or sole sources of supply, Embark is susceptible to supply shortages, long lead times for components, and supply changes, or system unavailability, any of which could disrupt its supply chain and could delay deliveries of Embark’s products to users. In addition, any inability of Embark to adequately forecast supply and demand for its products or the manufacturing capacity of its suppliers and partners could result in a variety of inefficiencies in its business and hinder its ability to generate revenue.

Many of the components that are used to outfit semi-trucks with Embark’s autonomous technology are sourced from third-party suppliers. Component parts sourced from third parties include cameras, radars, LiDARs and GPS systems. Embark does not have any experience in managing a large supply chain to manufacture and deliver products at scale. In addition, some of the components come from limited or sole sources of supply. Embark is also dependent on its suppliers’ production timeline for supplying automotive-grade LiDAR at scale. Embark is therefore subject to the risk of shortages and long lead times in the supply of these components and the risk that its suppliers discontinue or modify components used in its technology. In addition, Embark’s agreements with its third party suppliers are non-exclusive and it is reasonably foreseeable that OEM relationships with such suppliers will be non-exclusive in the future. Embark’s suppliers may dedicate more resources to other companies, including Embark’s competitors. Embark may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption, product defect or material pricing change from suppliers of these components, Embark may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources.

In addition, Embark uses the services of certain software suppliers in its technology, such as cloud hosting providers, that Embark relies upon to meet its uptime, data security and other commercial commitments. Developing alternate sources of supply for these components or systems may be time-consuming, difficult, and costly and Embark may not be able to source these services on terms that are acceptable to it, or at all, which may undermine Embark’s ability to meet its requirements or to fill user orders in an appropriate manner.

Any interruption or delay in the supply of any of these parts, components or services, or the inability to obtain these parts, components or services from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect Embark’s ability to meet scheduled technology deliveries to users. This could adversely affect Embark’s relationships with its users and could cause delays in its ability to expand its operations. If Embark is unable to source necessary components for its Embark Universal Interface in quantities sufficient to meet its requirements on a timely basis, or is unable to ensure that OEMs are able to source Embark Universal Interface components, Embark will not be able to have sufficient ability to ensure user demand is met, which may result in users using competitive services instead of Embark’s.

Embark’s approach of creating a manufacturer-agnostic product exposes it to the risk of exclusive competitor partnerships and other challenges that limit integration of its technology to products of multiple OEMs.

While Embark designed its platform, the Embark Universal Interface, with the aim to access the broadest market by allowing carriers and shippers to utilize Embark’s services while still maintaining their OEM of choice, this aim of universality means that Embark’s relationships with OEMs are neither binding nor exclusive. If a competitor chooses to sign an exclusivity agreement with an OEM that prevents Embark from outfitting those manufacturer’s semi-trucks, Embark’s ability to reach production commitments at the intended breadth will be materially and adversely affected. Embark’s potential inability to ensure a particular OEM’s trucks are outfitted with Embark technology may materially and adversely impact its value proposition to shippers’ and carriers’ that utilize or may wish to utilize that OEM’s semi-trucks.

If a competitor comes to a preferential agreement with an OEM that requires the OEM preferentially manufacture semi-trucks for the competitor over Embark-equipped customers, this will put Embark at a competitive disadvantage in terms of its ability to fulfill orders in a timely manner. This will expose Embark to additional risks from manufacturer bottlenecks and component shortages. Any potential delay or interruption in Embark’s ability to ensure demand is met may lead its customers to seek a competitor instead. If changing market conditions dictate Embark to pursue exclusivity or preferential agreements with an OEM manufacturer, there can be no assurance that Embark will be successful in doing so.

OEMs operate in a highly competitive industry that pushes OEMs to constantly make changes to their products. Although, Embark believes that its product can be successfully integrated to semi-trucks of multiple OEMs, changes made by OEMs to their products and other unforeseen technological developments might limit integration of Embark’s platform to products of multiple OEMs or make such integration more difficult. Furthermore, Embark’s model exposes it to differing requirements among OEMs which may require it to expend more resources than competitors that work with a single OEM. Such technological developments may have material and adverse effects of Embark’s business, results of operations, and financial condition.

Embark depends on an international supply chain that is subject to risk of foreign regulatory requirements and trade policy.

Many of the components that Embark requires for outfitting its trucks are sourced from international third-party suppliers. Changes in global political, regulatory and economic conditions, or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where Embark currently purchases components, could adversely affect its business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries. A number of other nations have proposed or instituted similar measures directed at trade with the U.S, in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect Embark’s business. For example, such changes could adversely affect the automotive market, and Embark’s ability to access key components. It may be time-consuming and expensive for Embark to alter its business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition and results of operations.

Risks Related to Embark’s Financial Position and Need for Additional Capital

Embark is an early stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.

Embark incurred net losses of $21.5 million and $124.2 million for the years ended December 31, 2020 and 2021, respectively and has not recognized revenue to date. Embark has successfully shipped freight for shippers and carriers to utilizing its technology and Transfer Hub network but there is no guarantee that Embark’s partnership model will get traction, grow or otherwise be successful or achieve sufficient scale for commercial viability. Embark’s potential profitability is dependent upon a number of factors, many of which are beyond its control.

Embark expects the rate at which it will incur losses to be significantly higher in future periods as Embark:

●	designs, develops, manufactures and implements its Embark Universal Interface;
●	seeks to achieve and commercialize full L4 autonomy for its Embark-equipped semi-trucks;
●	expands its design, development, maintenance, and repair capabilities;
●	responds to competition in the autonomous driving market and from traditional freight transportation providers;
●	responds to evolving regulatory developments in the nascent autonomous vehicle market;
●	increases its sales and marketing activities; and
●	increases its general and administrative functions to support its growing operations following the Transactions.

Because Embark will incur the costs and expenses from these efforts before it receives any incremental revenue, its losses in future periods will be significant. In addition, Embark may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenue, which would further increase its losses. In particular, Embark expects to incur substantial and potentially increasing research and development (“R&D”) costs. Embark’s R&D costs were $18.8 million and $55.3 million during the years ended December 31, 2020 and 2021, respectively, and are likely to grow in the future. While Embark expects to operate a small fleet of semi-trucks for purposes of R&D and does not intend to maintain a large scale freight network of Embark-owned semi-trucks, the acquisition and maintenance of semi-trucks is expensive, and changing market conditions may force Embark to alter its business model in the future necessitating a larger fleet. Because Embark accounts for R&D as an operating expense, these expenditures will adversely affect its results to operations in the future. Further, Embark’s R&D program may not produce successful results, and Embark’s new products may not achieve market acceptance, create additional revenue, or become profitable.

Embark expects to engage in resource-intensive R&D and commercialization activities for the foreseeable future, which may require it to raise additional funds and these funds may not be available to Embark on attractive terms when it needs them, or at all. If Embark cannot raise additional funds on attractive terms when it needs them, its operations and prospects could be negatively affected.

The commercialization of technology and Transfer Hub network is expected to require significant capital expenditures. To date, Embark has not generated any revenue and prior to the consummation of the Business Combination financed its operations primarily through the issuance of equity securities in private placements. As of December 31, 2021, Embark had cash and cash equivalents of $265 million. Embark will need to raise additional capital to continue to fund its research and development and commercialization activities and to improve its liquidity position. Embark’s ability to obtain the necessary financing to carry out its business plan is subject to a number of factors, including general market volatility, investor acceptance of its business plan, regulatory requirements, including foreign investment reviews, and the successful development of its autonomous technology. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to Embark.

Embark may raise these additional funds through the issuance of equity, equity related, or debt securities. To the extent that Embark raises additional financing by issuing equity securities or convertible debt securities, stockholders of the combined business may experience substantial dilution, and to the extent Embark engages in debt financing, it may become subject to restrictive covenants that could limit its flexibility in conducting future business activities. Financial institutions may request credit enhancement such as third-party guarantee and pledge of equity interest in order to extend loans to Embark. Embark cannot be certain that additional funds will be available to it on attractive terms when required, or at all. If Embark cannot raise additional funds when it needs them, its financial condition, results of operations, business, and prospects could be materially adversely affected.

Embark may be subject to risks associated with potential future strategic alliances, partnerships, investments or acquisitions, all of which could divert management’s attention, result in Embark incurring significant costs or operating difficulties and dilution to its stockholders, disrupt its operations and adversely affect its business, results of operations or financial condition.

Although Embark has no current acquisition plans, if appropriate opportunities arise, it may acquire additional assets, products, technology or businesses that are complementary to its existing business. Any future acquisitions and the subsequent integration of new assets and businesses would require significant attention from Embark’s management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations, and consequently its results of operations and financial condition. Acquired assets or businesses may not generate the financial results Embark expects. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

The forecast of Embark’s operating and financial results relies in large part upon assumptions and analyses developed by its management team. If these assumptions or analyses prove to be incorrect, Embark’s actual operating results may be materially different from its forecasted results.

Whether actual operating and financial results and business developments will be consistent with Embark's expectations and assumptions depends on a number of factors, some of which are outside Embark’s control, including, but not limited to:

●	its ability to develop and commercialize its technology in a timely manner;
●	its ability to obtain sufficient capital and successfully execute its growth strategy;

●	its ability to manage its growth;
●	its ability to partner with carriers;
●	its ability to secure and maintain required strategic supply arrangements;
●	projected improvements in technology;
●	its ability to maintain relationships with major OEMs;
●	positive developments in the regulatory environment for autonomous vehicles;
●	competition, including from established and future competitors;
●	its ability to attract and retain management or other employees who possess specialized market knowledge and technical skills; and
●	the overall strength and stability of the U.S. economy.

Unfavorable changes in any of these or other factors, some of which are beyond Embark’s control, could cause actual results to differ materially from Embark’s forward-looking information included in this Annual Report on Form 10-K, and could materially and adversely affect Embark’s business, results of operations or financial condition.

Risks Related to Embark’s Employees and Business Operations

Embark depends on the experience and expertise of its senior management team, technical engineers, and certain key employees, and the loss of any executive officer or key employee, or the inability to identify and recruit executive officers, technical engineers, and key employees in a timely manner, could harm its business, operating results, and financial condition.

Embark’s success depends largely upon the continued services of its key executive officers and certain key employees. Embark relies on its executive officers and key employees in the areas of business strategy, research and development, marketing, sales, services, and general and administrative functions. From time to time, there may be changes in Embark’s executive management team or key employees resulting from the hiring or departure of executives or key employees, which could disrupt Embark’s business. Embark does not maintain key-man insurance for any member of its senior management team or any other employee. Embark does not have employment agreements with its executive officers or other key personnel that require them to continue to work for it for any specified period and, therefore, they could terminate their employment with Embark at any time. The loss of one or more of Embark’s executive officers or key employees could have a serious adverse effect on its business.

To execute Embark’s growth plan, it must attract and retain highly qualified personnel. Competition for these personnel is intense in the technology industry, especially for engineers with high levels of experience in artificial intelligence and designing and developing autonomous driving related algorithms. Furthermore, it can be difficult to recruit personnel from other geographies to relocate to Embark’s San Francisco-based headquarters. Embark may also need to recruit highly qualified technical engineers internationally and therefore subject it to the compliance of relevant immigration laws and regulations. Embark has, from time to time, experienced, and expects to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which Embark competes for experienced personnel have greater resources and can offer more attractive compensation packages for new employees. If Embark hires employees from competitors or other companies, their former employers may attempt to assert that these employees or Embark has breached their legal obligations, resulting in a diversion of Embark’s time and resources and potentially in litigation. Conversely, if competitors are able to attract key Embark employees to leave, Embark may face the risk of losing valuable intellectual property and key talent. In addition, job candidates and existing employees often consider the value of the share incentive awards they receive in connection with their employment. If the perceived value of Embark’s share awards declines, it may adversely affect its ability to recruit and retain highly skilled employees. If Embark fails to attract new personnel on a timely basis or fail to retain and motivate its current personnel, it may not be able to commercialize and then expand its technology offering in a timely manner and its business and future growth prospects could be adversely affected.

Embark’s business plan, particularly Embark Guardian, also relies on hiring qualified personnel tasked with providing support and monitoring of trucks equipped with its technology. As a new type of job in an emerging field, Embark might have difficulty hiring, training and retaining enough qualified personnel with success. Embark’s potential inability hire and train enough personnel for those tasks might inhibit or delay its growth, which might have a materially adverse effect on its business, financial condition and results of operations.

Embark has experienced rapid growth in recent periods and expects to continue to invest in its growth for the foreseeable future. If Embark fails to manage its growth effectively, it may be unable to execute its business plan, maintain high levels of service, or adequately address competitive challenges.

Embark has recently experienced a period of rapid growth in its headcount and operations. Embark’s number of full-time employees has increased significantly over the last few years, from 43 employees as of January 1, 2019 to 231 employees as of December 31, 2021. The recent rapid growth in Embark’s business has placed, and is expected to continue to place, a significant strain on its managerial, administrative, operational, and financial resources, as well as its infrastructure. Embark plans to continue to expand its operations in the future. Embark’s success will depend in part on its ability to manage this growth effectively and execute its business plan. To manage the expected growth of Embark’s operations and personnel, Embark will need to continue to improve its operational, financial, and management controls and its reporting systems and procedures.

Embark relies heavily on information technology (“IT”) systems to manage critical business functions. To manage growth effectively, Embark must continue to improve and expand its infrastructure, including IT, financial, and administrative systems and controls. In particular, Embark may need to significantly expand its IT infrastructure as the amount of data it stores and transmits increases over time, which will require that Embark both utilize existing IT products and adopt new technology. If Embark is not able to scale its IT infrastructure in a cost-effective and secure manner, its ability to offer competitive solutions will be harmed and its business, financial condition, and operating results may suffer.

Embark must also continue to manage its employees, operations, finances, research and development, and capital investments efficiently. Embark’s productivity and the quality of its solutions may be adversely affected if Embark does not integrate and train its new employees quickly and effectively or if it fails to appropriately coordinate across its executive, research and development, technology, service development, analytics, finance, human resources, marketing, sales, operations, and customer support teams. As Embark continues to grow, it will incur additional expenses, and its growth may continue to place a strain on its resources, infrastructure, and ability to maintain the quality of its technology and service. If Embark does not adapt to meet these evolving challenges, or if the current and future members of its management team do not effectively manage its growth, the quality of its solutions may suffer and its corporate culture may be harmed. Failure to manage Embark’s future growth effectively could cause Embark’s business to suffer, which, in turn, could have an adverse impact on its business, financial condition, and operating results.

Embark’s management team has limited experience managing a public company.

Most of the members of Embark’s management team have limited, if any, experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Embark’s management team may not successfully or efficiently manage its transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from Embark’s senior management and could divert their attention away from the day-to-day management of its business, which could adversely affect its business, financial condition, and operating results.

Embark may be subject to breach of contract, product liability or warranty claims and other legal proceedings in the ordinary course of business that could result in significant direct or indirect costs, including reputational harm, increased insurance premiums or the need to self-insure, which could adversely affect its business and operating results.

Embark’s technology is used for autonomous driving, which presents the risk of significant injury, including fatalities. Embark may be subject to claims if one of its or a carrier partners’ semi-truck is involved in an accident and persons are injured or purport to be injured or if property is damaged either directly through a product liability claim, or indirectly via an indemnification demand or breach of partnership contract claim or otherwise. Embark may face claims arising from or related to misuse or claimed failures of its software. Any liability claim may subject Embark to lawsuits and substantial monetary damages, product recalls or redesign efforts, and even a meritless claim may require Embark to defend it, all of which may generate negative publicity and be expensive and time-consuming. Any insurance that Embark carries may not be sufficient or it may not apply to all situations. The risk of serious injury, death, and substantial damage to property is much higher with a substantially heavier fast-moving autonomous semi-truck, as compared to a collision with a slower moving autonomous passenger car in an urban environment. Additionally, semi-trucks may carry valuable cargo that could increase the cost of loss in the event of an accident. In accidents involving semi-trucks, most of the resulting fatalities are victims outside of the semi-truck. If Embark experiences such an event or multiple events, Embark’s insurance premiums could increase significantly or insurance may not be available to it at all. Further, if insurance is not available on commercially reasonable terms, or at all, Embark might need to self-insure. In addition, lawmakers or governmental agencies could pass laws or adopt regulations that limit the use of autonomous trucking technology or increase liability associated with its use. Any of these events could adversely affect Embark’s brand, relationships with its carrier partners, operating results, or financial condition.

OEMs and their suppliers may experience significant delays in the manufacture and launch of Embark-enabled autonomous semi-trucks, which could harm Embark’s business and prospects. Similarly Embark’s shipper and carrier partners may find it difficult to finance the acquisition of Embark-enabled autonomous semi-trucks.

Any delay in the broad commercial acceptance and viability of Embark’s autonomous vehicle technology could materially damage its brand, business, prospects, financial condition, and operating results. Even if OEM manufacturers adopt Embark’s technology in their semi-trucks as intended, these manufacturers often experience delays in the manufacture and commercial release of new products meaning that implementation after adoption may be delayed. To the extent Embark delays the launch of its technology on a “driver-out” basis, its growth prospects could be adversely affected. Furthermore, Embark relies on third party suppliers for the provision and development of many of the key components and materials that are incorporated into its Embark Universal Interface, Embark Driver and Embark Guardian technology. To the extent its suppliers experience any delays in providing Embark with or developing necessary components, Embark could experience delays in delivering on its timelines.

If Embark’s autonomous vehicle technologies fail to perform as expected, are inferior to those of its competitors, or are perceived as less safe or more expensive than those of its competitors or non-autonomous vehicles, Embark’s financial performance and prospects would be adversely impacted.

Several companies other than Embark, including TuSimple, Waymo, Aurora and Kodiak, are developing autonomous vehicle technologies, either alone or through collaborations with car and/or truck manufacturers, with a focus on the truck freight market and/or other transportation industries. Embark expects that one or more these competitors will compete directly with Embark. In the event that Embark’s competitors bring autonomous vehicles capable of serving the freight and trucking industries to market before Embark does, or their technology is or is perceived to be superior to Embark’s, they may be able to leverage such technology to compete more effectively with Embark, which would adversely impact its financial performance and prospects.

If Embark is unable to establish and maintain confidence in its long-term business prospects among users, securities and industry analysts, and within its industries, or is subject to negative publicity, then its financial condition, operating results, business prospects, and access to capital may suffer materially.

Users may be less likely to utilize Embark’s autonomous technology if they are not convinced that Embark’s business will succeed or that its service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with Embark if they are not convinced that its business will succeed. Accordingly, in order to build and maintain its business, Embark must maintain confidence among users, suppliers, securities and industry analysts, and other parties in its long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of Embark’s control, such as its limited operating history at scale, user unfamiliarity with its solutions, any delays in scaling manufacturing, delivery, and service operations to meet demand, competition and uncertainty regarding the future of autonomous vehicles, and its performance compared with market expectations.

The Embark Founders have control over all stockholder decisions because they control a substantial majority of Embark’s voting power through “high vote” voting stock.

The dual-class structure of our common stock has the effect of concentrating voting control with the Embark Founders who hold in the aggregate 70% of the voting power of our capital stock with respect to most issues of corporate governance aside from amendment of the Embark Technology Bylaws, which will require a majority vote of both classes until a Trigger Date of up to two years from closing. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments to our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Class A common stock has one vote per share, and Class B common stock has ten votes per share. All the Class B common stock is held by the Embark Founders. Because of the ten-to-one voting ratio between Class B and Class A common stock, the holders of Class B common stock collectively control a majority of the combined voting power of common stock and therefore be able to control all matters submitted to Embark Technology stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of Embark Technology’s stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock means that no third party stockholders can leverage the high vote to offset the voting power held by the Embark Founders.

Pandemics and epidemics, including the ongoing COVID-19 pandemic, natural disasters, terrorist activities, political unrest, and other outbreaks could have a material adverse impact on Embark’s business, results of operations, financial condition, cash flows or liquidity, and the extent to which Embark will be impacted will depend on future developments, which cannot be predicted.

The COVID-19 pandemic has caused Embark to modify its business practices, including by altering employee travel plans, cancelling physical participation in meetings, events, trade shows and conferences, and by implementing work-from-home policies. Embark may take further actions as required by governmental authorities or that Embark determines are in the best interests of its employees, users, and business partners. It is possible that governmental authorities in the U.S. or elsewhere may impose a vaccination mandate that could require some or all of our employees, contractors, and partners to be vaccinated against COVID-19 while in the workplace, subject to limited exceptions. Any vaccination mandates adopted by governmental authorities are outside of our control, and, although we cannot predict the full impact of such vaccination requirements on our business and on any of our suppliers or business partners, we believe that vaccination mandates could adversely affect our operations. For example, if a vaccination requirement were implemented that prevented us from working with unvaccinated drivers, our ability to ship freight and our ability to continue testing our truck technology, including our driver-out pilot program, could be disrupted, which could potentially cause a material adverse impact on our business and results of operations, and we may not be able to mitigate the effects of such disruption in a timely manner through the engagement of replacement drivers or otherwise. In addition, the business and operations of our suppliers and other business partners have also been adversely impacted by the COVID-19 pandemic and may be further adversely impacted in the future, which could result in delays in our ability to commercialize our autonomous trucking solutions. In addition, the business and operations of Embark’s suppliers and other business partners have also been adversely impacted by the COVID-19 pandemic and may be further adversely impacted in the future, which could result in delays in Embark’s ability to commercialize its autonomous trucking solutions. As a result of social distancing, travel bans, and quarantine measures, physical access to Embark’s facilities, users, management, support staff, and professional advisors has been limited, which in turn has impacted, and will continue to impact, its operations, and financial condition.

The COVID-19 pandemic has also resulted in global supply chain challenges, and during 2020 and 2021 we began to experience some supply chain disruptions. We have and may continue to encounter supply chain distributions, which in some instances have affected purchase order lead times for trucks and hardware components. In the future, we may experience supply chain disruptions from third party suppliers and any such supply chain disruptions could cause delays in our development timelines. These supply chain trends that originated during the pandemic could continue to persist and have long-lasting adverse impact on Embark independently of the progress of the pandemic. Any prolonged and significant supply chain disruptions could have a material adverse impact on Embark’s business, results of operations and financial condition.

The extent to which COVID-19 impacts the business, results of operations, and financial condition of Embark and its partners and users will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the occurrence of future outbreaks from new variants, including the ongoing outbreak of the Omicron variant, duration and spread of such outbreaks, their severity, the actions to contain the virus or treat its impact, including the widespread acceptance and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Even if the COVID-19 outbreaks subside, Embark may continue to experience materially adverse impacts to its business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Embark is also vulnerable to natural disasters and other calamities. Embark cannot assure you that any backup systems will be adequate to protect it from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect Embark’s ability to provide services.

Embark has identified deficiencies that together constitute a material weakness in its internal control over financial reporting as of December 31, 2020 and 2021. If Embark fails to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in Embark.

In connection with Embark’s financial statement close process for the years ended December 31, 2020 and 2021, Embark identified a number of deficiencies that, in combination, constitute a material weakness in the design and operating effectiveness of its internal control over financial reporting. The deficiencies Embark identified resulted from a lack of sufficient number of qualified personnel within its accounting and finance functions who possessed an appropriate level of expertise to effectively perform the following functions:

●	identify, select and apply U.S . generally acceptable accounting principles (“GAAP”) sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and
●	assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its consolidated financial statements that could not be prevented or detected on a timely basis.

If not remediated, these material weaknesses could result in material misstatements in Embark Technology’s annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If Embark Technology is unable to assert that its internal control over financial reporting is effective, or when required in the future, if Embark Technology’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of Embark Technology’s financial reports, the market price of our Class A common stock could be adversely affected and Embark Technology could become subject to litigation or investigations by the stock exchanges, the SEC, or other regulatory authorities, which could require additional financial, compliance, and management resources.

With the oversight of senior management, Embark is in the process of developing a remediation plan and has engaged external advisors and consultants to assist with the implementation of the plan. The Company’s remediation efforts are focused on (i) hiring of personnel with technical accounting and financial reporting experience; (ii) implementation of improved accounting and financial reporting processes; and (iii) implementation of systems to improve the completeness, timeliness and accuracy of the Company’s financial reporting.

Embark believes the measures described above should remediate the material weakness identified and strengthen our internal control over financial reporting. The remediation initiatives outlined above are estimated to take place over the next 6 to 12 months. While Embark continues the challenging and costly process to implement our plan to remediate the material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. We can give no assurance that this implementation will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future.

As a private company, Embark had not been required to establish and maintain public company-quality internal control over financial reporting. If Embark fails to establish and maintain proper and effective internal control over financial reporting as a public company, its ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in its financial reporting and the trading price of its shares may decline.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Additionally, once we no longer qualify as an “emerging growth company,” the independent public accounting firm will be required to deliver an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event the independent public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if the independent public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods.

In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. In addition, we could become subject to investigations by the applicable stock exchange, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives. If we complete the Business Combination and become a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives and may not effectively or efficiently manage our transition into a public company. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, compared to expenses Embark incurred as a private company. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, its board committees or as executive officers.

Risks Related to Embark’s Intellectual Property, Information Technology and Data Privacy

Embark holds no patents on its products, and it may not be successful in its planned patent applications. Embark employs proprietary technology (know-how) and information that may be difficult to protect.

Embark currently relies heavily on trade secrets, proprietary know-how, and technology methods that it seeks to protect, in part, by confidentiality agreements. Embark cannot assure you that these agreements will not be breached, that it will discover any such breach, that it will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. Similarly, Embark cannot assure you that it has entered into such agreements with each party that has or may have had access to its trade secrets or proprietary information. Embark has limited control over the protection of trade secrets used by its third-party partners or suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs.

Embark currently does not hold patents from the U.S. Patent and Trademark Office (“USPTO”). Therefore, Embark’s success depends, in part, on its ability to keep competitors from reverse engineering its products, methods, know-how and to maintain trade secrecy and operate without infringing on the proprietary rights of third parties. If Embark’s trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, Embark could have no right to prevent them from using that trade secret to compete with it. If any of Embark’s trade secrets were to be disclosed (whether lawfully or otherwise) to or independently developed by a competitor or other third party, it could have a material adverse effect on its business, operating results and financial condition.

Embark cannot assure you that the patents of others will not have an adverse effect on its ability to conduct its business, that any of Embark’s trade secrets and applications will be protected, that it will develop additional proprietary technology (know-how) or methods that is defensible against theft or will provide Embark with competitive advantages or will not be challenged by third parties.

Embark plans in the future to apply for and obtain patents on its software and hardware products. To the extent Embark does so, Embark may need to engage in costly and time consuming activities to enforce such patents. Furthermore, there can be no assurance that any such patent applications will be granted or even that patents Embark does obtain will be sufficient to protect its intellectual property or will be issued in a timely fashion to deter infringement.

Embark may become subject to litigation brought by third parties claiming infringement, misappropriation or other violation by Embark of their intellectual property rights.

The industry in which Embark operates is characterized by a large number of patents, some of which may be of questionable scope, validity or enforceability, and some of which may appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. In recent years, there has been significant litigation globally involving patents and other intellectual property rights. Third parties may in the future assert, that Embark has directly or indirectly infringed, misappropriated or otherwise violated their intellectual property rights. Embark may receive in the future, letters from third parties that identify patents owned by third parties and invite Embark to obtain licenses to such patents. In any such case Embark may decide to engage in licensing discussions. Embark may not be able to obtain a commercially reasonable license or any license may not entirely resolve the potential risks of intellectual property infringement. As Embark faces increasing competition and as a public company, the possibility of intellectual property rights claims against Embark or its technology grows. Such claims and litigation may involve one or more of Embark’s competitors focused on using their patents and other intellectual property to obtain competitive advantage, technology companies with large patent portfolios in adjacent spaces or patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore Embark’s own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against Embark. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of Embark’s technologies or business methods, and Embark cannot assure you that it is not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that Embark will not be held to have done so or be accused of doing so in the future. In addition, because patent applications can take many years until the patents issue, there may be applications now pending of which Embark is unaware, which may later result in issued patents that Embark’s products may infringe. Embark expects that in the future it may receive notices that claim Embark or its collaborators have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in its market grows.

To defend itself against any intellectual property claims brought by third parties can be time-consuming for Embark and could result in substantial costs and a diversion of its resources. These claims and any resulting lawsuits, if resolved adversely to Embark, could subject it to significant liability for damages, impose temporary or permanent injunctions against its products, technologies or business operations, or invalidate or render unenforceable its intellectual property.

If Embark’s technology is determined to infringe a valid and enforceable intellectual property right, or if Embark wishes to avoid potential intellectual property litigation on any alleged infringement, misappropriation or other violation of third party intellectual property rights, Embark may be required to do one or more of the following: (i) cease development, sales, or use of its products that incorporate or use the asserted intellectual property right; (ii) obtain a license from the owner of the asserted intellectual property right, which may be unavailable on commercially reasonable terms, or at all, or which may be non-exclusive, thereby giving its competitors and other third parties access to the same technologies licensed to Embark; (iii) pay substantial royalties or other damages; or (iv) redesign Embark’s technology or one or more aspects or systems of its software or hardware to avoid any infringement or allegations thereof. The aforementioned options sometimes may not be commercially feasible and may materially adversely affect Embark’s business and/or negatively impact its reputation. Additionally, in Embark’s ordinary course of business, Embark may be called upon to indemnify its users, partners, and other commercial counterparties for any infringement arising out of their use of its technology, along with providing standard indemnification provisions, so Embark may face liability to its users, business partners or third parties for indemnification or other remedies in the event that they are sued for infringement arising from the use of its technology.

Embark may also in the future license third party technology or other intellectual property, and Embark may face claims that its use of such in-licensed technology or other intellectual property infringes, misappropriates or otherwise violates the intellectual property rights of others. In such cases, Embark will seek indemnification from its licensors. However, Embark’s rights to indemnification may be unavailable or insufficient to cover its costs and losses.

Embark utilizes open source software, which may pose particular risks to its proprietary software, technologies, products, and services in a manner that could harm its business.

Embark uses open source software in its products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software products to publicly disclose all or part of the source code to such software product or to make available any modifications or derivative works of the open source code on open source terms or at no cost. This could result in Embark’s proprietary software being made available in the source code form and/or licensed to others under open source licenses, which could allow Embark’s competitors or other third parties to Embark’s proprietary software freely without spending the development effort, and which could lead to a loss of the competitive advantage of its proprietary technologies and, as a result, sales of its products and services. The terms of many open source licenses to which Embark is subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on Embark’s ability to provide or distribute its products or services or retain ownership of its proprietary intellectual property. Additionally, Embark could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that Embark developed using such software, which could include Embark’s proprietary source code, or otherwise seeking to enforce the terms of, or alleging breach of, the applicable open source license. These claims could result in litigation and could require Embark to make its proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until Embark can re-engineer them to avoid breach of the applicable open source software licenses or potential infringement. This re-engineering process could require Embark to expend significant additional research and development resources, and Embark cannot guarantee that it will be successful.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and Embark cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title, non-infringement, or performance, cannot be eliminated, and could, if not properly addressed, negatively affect Embark’s business. Embark has processes to help alleviate these risks, including a review process for screening requests from Embark’s developers for the use of open source software, but Embark cannot be sure that all open source software is identified or submitted for approval prior to use in its products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could adversely affect Embark’s ownership of proprietary intellectual property, the security of Embark’s vehicles, or its business, results of operations, and financial condition.

If Embark’s software contains serious errors or defects, Embark may lose revenue and market acceptance and may incur costs to defend or settle claims with its licensees, franchisees or other parties.

Software often contains errors, defects, security vulnerabilities or software bugs, some of which are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, Embark’s software may contain serious errors or defects, security vulnerabilities or software bugs that Embark may be unable to successfully detect or correct in a timely manner or at all, which could result in security incidents, data breaches, vehicle safety issues, product liability claims, lost revenue, significant expenditures of capital, a delay or loss in market acceptance, and damage to Embark’s reputation and brand, any of which could adversely affect Embark’s business, results of operations, and financial condition.

Embark is exposed to, and may be adversely affected by, interruptions to its information technology systems and networks and sophisticated cyber-attacks.

Embark collects and maintains information in digital form that is necessary to conduct its business, and it relies on information technology systems and networks (“IT systems”) in connection with many of its business activities. Some of these networks and systems are managed by third-party service providers and are not under Embark’s direct control, and as a result, a number of third-party service providers may or could have access to its confidential information. Embark’s operations routinely involve receiving, storing, processing, and transmitting confidential or sensitive information pertaining to its business, users, dealers, suppliers, employees, and other sensitive matters, including intellectual property, proprietary business information, and personal information. It is critical that Embark does so in a secure manner to maintain the confidentiality and integrity of such confidential or sensitive information. Embark has established physical, electronic, and organizational measures designed to safeguard and secure its systems to prevent a data compromise, and relies on commercially available systems, software, tools, and monitoring to provide security for its IT systems and the processing, transmission, and storage of digital information. Despite the implementation of preventative and detective security controls, such IT systems are vulnerable to damage or interruption from a variety of sources, including telecommunications or network failures or interruptions, system malfunction, natural disasters, malicious human acts, terrorism, and war. Such IT systems, including Embark’s servers, are additionally vulnerable to physical or electronic break-ins, security breaches from inadvertent or intentional actions by Embark’s employees, third-party service providers, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information).

Any future cyber incidents could materially disrupt operational systems, result in the loss of trade secrets or other proprietary or competitively sensitive information, compromise personally identifiable information regarding users or employees and jeopardize the security of Embark’s facilities. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Embark can provide no assurance that its current IT systems, or those of the third parties upon which Embark relies, are fully protected against cybersecurity threats. It is possible that Embark or its third-party service providers may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, Embark may be unable to anticipate these techniques or to implement adequate preventative measures. Information technology security threats, including security breaches, computer malware, and other cyber-attacks are increasing in both frequency and sophistication and could cause Embark to incur financial liability, subject Embark to legal or regulatory sanctions or damage its reputation with users, dealers, suppliers, and other stakeholders. Embark continuously seeks to maintain information security and controls, however its efforts to mitigate and address network security problems, bugs, viruses, worms, malicious software programs, and security vulnerabilities may not be successful and the impact of a material cybersecurity event could have a material adverse effect on its competitive position, reputation, results of operations, financial condition, and cash flows.

Any unauthorized control or manipulation of Embark’s systems could result in loss of confidence in Embark and its products.

Embark’s products contain complex information technology systems and are used to operate large physical machines carrying valuable cargo on roads that will include human drivers. Thus, the potential adverse effect to a successful hacking attack that permits an intruder to control some or all aspects of an AV-operated truck are particularly acute in Embark’s industry. While Embark has implemented security measures intended to prevent unauthorized access to its information technology networks, its products and their systems, malicious entities have reportedly attempted, and may attempt in the future, to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, Embark’s products’ functionality, user interface and performance characteristics or to gain access to data stored in or generated by its products. Embark encourages reporting of potential vulnerabilities in the security of its products and aims to remedy any reported and verified vulnerability. However, there can be no assurance that any vulnerabilities will not be exploited before they can be identified, or that Embark’s remediation efforts are or will be successful.

Any unauthorized access to or control of Embark’s software or the semi-trucks that are controlled by its software or their systems or any loss of data could result in legal claims or government investigations. In addition, regardless of their veracity, reports of unauthorized access to Embark’s products, their systems or data, as well as other factors that may result in significant adverse impact on Embark’s reputation, creating the perception that its products, their systems or data are capable of being hacked, may harm its business, results of operations and financial condition.

Embark collects, processes, transmits, and stores personal information in connection with the operation of its business and is subject to various data privacy and consumer protection laws. The costs to comply with, or Embark’s actual or perceived failure to comply with, changing U.S. and foreign laws related to data privacy, security, and protection, such as the California Consumer Privacy Act, or contractual obligations related to data privacy, security, and protection, could adversely affect its financial condition, operating results, and reputation.

In operating its business and providing services and solutions to clients, Embark collects, uses, stores, transmits, and otherwise processes employee, partner, and client data, including personal data, in and across multiple jurisdictions. Embark uses the electronic systems of its Embark Driver and Embark Guardian Systems to log information about each equipped semi-truck’s use in order to aid Embark in vehicle diagnostics, repair, and maintenance, as well as to help it collect data regarding use patterns and preference in order to help it customize and optimize the driving and riding experiences. When Embark-equipped semi-trucks are in operation, the camera, LiDAR, and other sensing components of Embark’s semi-trucks will collect street view, mapping data, landscape images, and other sensor information, which may include personal information such as license plate numbers of other vehicles, GPS data, geolocation data, in order to train the data analytics and artificial intelligence technology equipped in its semi-trucks for the purpose of identifying different objects, and predicting potential issues that may arise during the operation of Embark’s semi-trucks. To the extent that Embark inadvertently collects additional personal data, it may become subject to additional regulatory requirements.

The regulatory framework for data privacy, protection, and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. In particular, some of these laws and regulations may require Embark to store certain categories of data collected from individuals residing in a jurisdiction only on servers physically located in such jurisdiction, and may further require Embark to conduct security assessments and/or adopt other cross-border data transfer mechanisms in order to transfer such data outside of such jurisdiction. With the continuously evolving and rapidly changing privacy regulatory regime, Embark’s ability to freely transfer data among its affiliates and with its partners in different jurisdictions may be impeded, or Embark may need to incur significant costs in order to comply with such requirements. In addition, the number of high-profile data breaches at major companies continues to accelerate, which will likely lead to even greater regulatory scrutiny.

The U.S. federal government and various states and governmental agencies also have adopted or are considering adopting various laws, regulations, and standards regarding the collection, use, retention, security, disclosure, transfer, and other processing of sensitive and personal information. In addition, many states in which Embark operates have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”) on June 28, 2018, which came into effect on January 1, 2020. The CCPA creates individual privacy rights for California residents and increases the privacy and security obligations of entities handling personal data of California consumers and meeting certain thresholds. Failure to comply with the CCPA may result in attorney general enforcement action and damage to Embark’s reputation. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that result in the loss of certain types of personal information. This private right of action may increase the likelihood of, and risks associated with, class action data breach litigation. In addition, the CCPA’s restrictions on “sales” of personal information may restrict Embark’s use of cookies and similar tracking technologies for advertising purposes. To the extent the CCPA applies to Embark, CCPA will increase its compliance costs and potential liability. In addition, many similar laws have been proposed at the federal level and in other states. For instance, the state of Nevada recently enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties of up to $5,000 per violation. New legislation proposed or enacted in Illinois, Massachusetts, New Jersey, New York, Rhode Island, Washington, and other states, and a proposed right to privacy amendment to the Vermont Constitution, imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer, and otherwise process confidential, sensitive, and personal information, and will continue to shape the data privacy environment throughout the U.S. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which Embark could become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require Embark to modify its data processing practices and policies, and may divert resources from other initiatives and projects. Furthermore, non-compliance with data privacy laws and regulations, or a major breach of Embark’s network security and systems, could have serious negative consequences for its businesses and future prospects, including possible fines, penalties, and damages, reduced customer demand for autonomous vehicle technology, and harm to its reputation and brand, all of which may have a material and adverse impact on its business, financial condition, and operating results.

Embark outsources important aspects of the storage, processing, and transmission of personal information, and thus relies on third parties to manage functions that have material cybersecurity risks. In an attempt to address these risks, Embark may require third-party service providers who handle personal information to sign confidentiality agreements or data processing agreements (if required by applicable data privacy laws), which would contractually require them to safeguard personal information to the same extent that applies to Embark, and in some cases Embark requires such service providers to complete information security questionnaires, quality verification questionnaires, or undergo third-party security examinations or provide data security certifications or security audit results. However, Embark cannot assure that these contractual measures and other safeguards will adequately protect it from the risks associated with the storage and transmission of the personal information of its users, employees, drivers, and passengers.

Many statutory requirements include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by Embark or its third-party service providers. For example, laws in all 50 U.S. states and the District of Columbia require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. Embark also may be contractually required to notify users or other counterparties of a security breach. Although Embark may have contractual protections with its third-party service providers, contractors, and consultants, any actual or perceived security breach could harm its reputation and brand, expose it to potential liability or require it to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections Embark may have from its third-party service providers, contractors or consultants may not be sufficient to adequately protect it from any such liabilities and losses, and Embark may be unable to enforce any such contractual protections.

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. In addition, Embark partners, OEMs or suppliers may be located in other jurisdictions, such as the European Union, that have more stringent privacy regulations that they seek to impose upon Embark through data protection agreements, flowdown provisions or other contractual mechanisms. These and other industry or extraterritorial standards may legally or contractually apply to Embark, or Embark may elect to comply with such standards. Embark expects that there will continue to be new proposed laws and regulations concerning data privacy and security, and Embark cannot yet determine the impact such future laws, regulations, and standards may have on its business. New laws, amendments to or re-interpretations of existing laws, regulations, standards, and other obligations may require Embark to incur additional costs and restrict its business operations. Because the interpretation and application of laws, regulations, standards, and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards, and other obligations may be interpreted and applied in a manner that is inconsistent with Embark’s data processing practices and policies or the features of its products and services. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties and significant costs for remediation and damage to its reputation, Embark could be required to fundamentally change its business activities and practices, which could adversely affect its business. Embark may be unable to make such changes and modifications in a commercially reasonable manner, or at all. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards, and other obligations relating to data privacy and security, could result in additional cost and liability to Embark, harm its reputation and brand, damage its relationship with important clients, and affect its financial condition, operating results, and its reputation.

Also, Embark enters into contracts with third parties (such as its partners and clients) that contain provisions regarding the collection, sharing, and processing of personal information. Although Embark endeavors to comply with its contractual and other privacy-related obligations, it may at times fail to do so or be alleged to have failed to do so. In addition, from time to time, concerns may be expressed about whether Embark’s products and services compromise the privacy of clients and others. Any concerns about Embark’s data privacy and security practices (even if unfounded), or any failure, real or perceived, by Embark to comply with its privacy policies, contractual obligations, or any legal or regulatory requirements, standards, certifications, or orders, or other privacy or consumer protection-related laws and regulations applicable to it, could cause its clients to reduce the use of its technology and could affect its financial condition, operating results, and its reputation, and may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, litigations, breach of contract claims, or public statements against Embark by government regulatory authorities, its partners and/or clients, data subjects, consumer advocacy groups, or others, all of which could be costly and have an adverse effect on its business.

Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. Non-compliance could result in proceedings against Embark by data protection authorities, governmental entities or others, including class action privacy litigation in certain jurisdictions, which would subject it to significant fines, penalties, judgments, and negative publicity, and may otherwise affect its financial condition, operating results, and its reputation. Given the complexity of operationalizing data privacy and security laws and regulations to which Embark is subject, the maturity level of proposed compliance frameworks and the relative lack of guidance in the interpretation of the numerous requirements of data privacy and security laws and regulations to which Embark is subject, Embark may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair its ability to offer its existing or planned products and services and/or increase its cost of doing business. In addition, if Embark’s practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations, and standards or new interpretations or applications of existing laws, regulations and standards, Embark may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may affect its financial condition, operating results, and its reputation. Unauthorized access or disclosure of personal or other sensitive or confidential data (including data about third parties), whether through systems failure, employee negligence, fraud, or misappropriation, by Embark, its service providers or other parties with whom Embark does business (if they fail to meet the standards Embark imposes, or if their systems on which its data is stored experience any data breaches or security incidents) could also subject Embark to significant litigation, monetary damages, regulatory enforcement actions, fines, and criminal prosecution in one or more jurisdictions.

Risks Related to Regulations

Embark operates in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on Embark’s business.

The USDOT and various state and local agencies exercise broad powers over Embark’s business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Given the evolving nature of autonomous vehicle technology, Embark may become subject to new or more restrictive regulations relating to its technology, or other matters affecting safety or operating methods. Other agencies, such as the EPA, and the U.S. Department of Homeland Security also may regulate Embark’s operations and technology or the shipping industry generally. Future laws and regulations may be more stringent and require changes to Embark’s operating practices, influence the demand for transportation services, or require Embark to incur significant additional costs.

The costs of complying with safety regulations could increase as regulators impose more stringent compliance and reporting requirements in response to product recalls and safety issues in the automotive industry. As the semi-trucks that carry Embark’s systems go into production, Embark or vehicles equipped with its equipment could be subject to existing stringent requirements under the National Traffic and Motor Vehicle Safety Act of 1966 (the “Vehicle Safety Act”), including a duty to report, subject to strict timing requirements, safety defects, and to undertake remedial actions under certain circumstances. The Vehicle Safety Act imposes potentially significant civil penalties for violations including the failure to comply with such reporting actions. Embark or vehicles equipped with its equipment could also be subject to the existing U.S. Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD Act”), which requires motor vehicle equipment manufacturers, such as Embark, to comply with “Early Warning” requirements by reporting certain information to NHTSA such as information related to defects or reports of injury. The TREAD Act imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. If Embark cannot rapidly address any safety concerns or defects with its products, its business, results of operations, and financial condition will be adversely affected.

A federal regulatory regime for vehicle automation safety does not exist, but the USDOT issued guidance in 2016 suggesting, but not requiring, that manufacturers of Automated Driving Systems voluntarily provide public documentation covering topics such as how automated systems detect objects on the road, how information is displayed to drivers, what cybersecurity measures are in place and the methods used to test the design and validation of autonomous driving systems. If the obligations associated with complying with safety regulations guidance expand and become mandatory, or if related safety regulations are promulgated and prescribe specific features or engineering approaches that differ from Embark’s development plans, this may require increased resources, divert management’s attention and adversely affect Embark’s business.

From time to time, various federal, state, or local taxes are increased, including taxes on fuels. Embark cannot predict whether, when, or in what form, any such increase may be applied to Embark’s partners, but such an increase could adversely affect Embark’s revenues or profitability, if such taxes result in overall decrease in miles driven by Embark’s partners.

Embark is subject to substantial private and/or public regulations, including regulations governing autonomous and commercial vehicles, and unfavorable changes to, or failure by Embark to comply with, these regulations could substantially harm its business and operating results.

Commercial vehicles are subject to substantial regulation under international, federal, state, and local laws. Regulations designed to govern autonomous vehicle operation, testing and/or manufacture are still developing and may change significantly. These regulations could include requirements that significantly delay or narrowly limit the commercialization of autonomous vehicles, limit the number of autonomous vehicles that Embark can host on its platform, impose restrictions on the number of vehicles in operation and the locations where they may be operated or impose significant liabilities on manufacturers or operators of autonomous vehicles or developers of autonomous vehicle technology. If regulations of this nature are implemented, Embark may not be able to commercialize its autonomous vehicle technology in the manner Embark expects, or at all. The costs of complying with such regulations could be prohibitive and prevent Embark from operating its business in the manner Embark intends, or its potential inability to comply with such regulations may expose it or its partners to the risk of substantial fines or penalties. Conversely, existing regulations may be tailored for human operated motor vehicles and may not permit the use of fully autonomous vehicle technology for certain classes of vehicles or may otherwise restrict the use of such vehicles. For example, 49 CFR §392.22 is a federal regulation that would require a human operator to place hazard signals in specified locations away from a vehicle in the event of a breakdown.

In addition, industry groups involving competitors and other technology stakeholders may promulgate certifications and standards as the autonomous vehicle industry matures and the standards for use of the technology become more standard. Such industry regulation may create the standard for liability in civil claims or may create self-certification requirements Embark needs to meet in order to market or operate its technology. There is no guarantee that Embark will be included in such industry activities or that Embark will be able to comply with industry standards that may develop over time.

Further, Embark is subject to international, federal, state, and local laws and regulations, governing pollution, protection of the environment, and occupational health, and safety, including those related to the use, generation, storage, management, discharge, transportation, disposal, and release of, and human exposure to, hazardous and toxic materials. Such laws and regulations have tended to become more stringent over time.

Fines, penalties, costs, liabilities or the negative perception of failing to meet industry standards associated with such regulations, industry standards or laws, including as a result of Embark’s failure to comply, could be substantial, and could adversely impact its business, prospects, financial condition, and operating results.

The trucking industry is subject to economic, business and regulatory factors that are largely beyond Embark’s and its partners’ control, any of which could have a material adverse effect on the operations of its partners and ultimately on Embark.

The trucking industry is highly cyclical, and the business of Embark’s partners is dependent on a number of factors that may have a negative impact on Embark’s results of operations, many of which are beyond Embark’s and its partners’ control. Any conditions that negatively impact the trucking industry could ultimately impact demand for Embark’s technology. Embark believes that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets such as:

●	recessionary economic cycles;
●	changes in the inventory levels and practices of Embark’s partners’ customers, including shrinking product/package sizes, and in the availability of funding for their working capital;
●	excess truck capacity in comparison with shipping demand;
●	Increases in fuel or equipment prices, which may impact Embark’s partners’ ability to invest in its technology;
●	industry compliance with ongoing regulatory requirements; and
●	downturns in business cycles of Embark’s partners’ customers, including as a result of declines in consumer spending.

Additionally, economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times are as follows:

●	trucking industry may experience low overall freight levels, which may impair demand for Embark’s technology;
●	certain of Embark’s partners’ customers may face credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies and other financial hardships that could result in even lower freight demand;
●	freight patterns may change as supply chains are redesigned, resulting in an imbalance between the geographies Embark’s technology is optimized to cover and its customers’ freight demand; and
●	Embark’s partners’ customers may solicit bids for freight from multiple trucking companies or select competitors that do not use its technology in an attempt to lower their costs or due to concerns about AV technology.

Embark’s partners may be subject to cost increases outside its control that could materially reduce demand for its technology. Such cost increases include, but are not limited to, increases in fuel prices, driver and office employee wages, purchased transportation costs, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and related maintenance, tires and other components and healthcare and other benefits for Embark’s employees.

In addition, events outside Embark’s control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, strikes or other work stoppages at customer, port, border or other shipping locations, armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to Embark’s or its customers’ equipment, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could negatively impact Embark’s partners and ultimately Embark.

Seasonality and the impact of weather can affect Embark’s revenues and/or profitability.

Truck transportation productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims and more equipment repairs. The trucking industry can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice-storms, and floods that could harm Embark’s results or make its results more volatile. As Embark’s anticipated pricing model is based in part on the number of miles driven using its technology, reduced mileage due to seasonality may negatively impact Embark’s top and/or bottom line.

Embark’s partners may incur additional operating expenses or liabilities as a result of potential future requirements to address climate change issues.

As global warming issues become more prevalent, federal, state and local governments, as well as some of Embark’s customers, have made efforts to respond to these issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect Embark’s partners and ultimately Embark as additional costs may be required to make changes to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used by semi-trucks, could adversely affect the competitiveness of truck freight relative to other freight transport options. Any increases to the cost structure of Embark’s carrier partners could have a negative impact on the adoption of its technology and ultimately its revenues. More specifically, legislative or regulatory actions relating to climate change could adversely impact Embark by increasing its partners fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair Embark’s partners’ operating efficiency and productivity and result in higher operating costs. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on Embark’s business, financial condition and results of operations. In addition, Embark may become subject to such climate change regulations itself to the extent market forces require Embark to serve as a shipper using its R&D fleet.

The operations of Embark’s partners are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

Embark’s partners are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. In addition, Embark’s partners operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur and Embark may grow its own facilities in similar areas to the extent market forces call on Embark to grow its R&D semi-truck fleet or to acquire real estate associated with its Transfer Hub Network. The use of Embark’s technology in these environments may involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If Embark’s technology is involved in a spill or other accident involving hazardous substances, it could have a materially adverse effect on its reputation and ultimately business and operating results.

Additional Risks Related to Ownership of Embark’s Common Stock

The price of Embark’s Class A common stock and warrants may be volatile.

The price of Embark’s Class A common stock, as well as Embark’s warrants, may fluctuate due to a variety of factors, including:

●	changes in the industries in which Embark and its customers operate;
●	developments involving Embark’s competitors;

●	changes in laws and regulations affecting Embark’s business;
●	variations in Embark’s operating performance and the performance of its competitors in general;
●	actual or anticipated fluctuations in Embark’s quarterly or annual operating results;
●	publication of research reports by securities analysts about Embark or its competitors or its industry;
●	the public’s reaction to Embark’s press releases, its other public announcements and its filings with the SEC;
●	actions by stockholders, including the sale by the PIPE Investors of any of their shares of Embark’s common stock;
●	additions and departures of key personnel;
●	commencement of, or involvement in, litigation involving Embark’s;
●	changes in Embark’s capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of Embark’s common stock available for public sale; and
●	general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.

These market and industry factors may materially reduce the market price of Embark’s common stock and warrants regardless of its operating performance.

Embark does not intend to pay cash dividends for the foreseeable future.

Embark currently intends to retain its future earnings, if any, to finance the further development and expansion of its business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the board of directors deems relevant.

If analysts do not publish research about Embark’s business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that analysts publish about its business. Embark does not have any control over these analysts. If one or more of the analysts who cover Embark downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of its common stock would likely decline. If few analysts cover us, demand for Embark’s Class A common stock could decrease and its common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

Embark may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Embark may be the target of this type of litigation in the future. Securities litigation against Embark could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

Future resales of common stock may cause the market price of securities to drop significantly even if Embark’s business is doing well.

Pursuant to the Sponsor Support Agreement, the Sponsor and its permitted transferees who agree to be bound by the applicable provisions of the Sponsor Support Agreement, and pursuant to the Bylaws, the holders (initially the Embark Stockholders) of shares of Class A common stock and Class B common stock issued as consideration in the Merger are, subject to certain limited exceptions, in each case, contractually restricted from selling or transferring any of such Founder Shares or such shares of common stock issued as consideration in the Merger (the Founder Shares and such shares issued as consideration in the Merger, the “Lock-up Shares”). With respect to the Sponsor and its permitted transferees who agree to be bound by the applicable provisions of the Sponsor Support Agreement, such lock-up ends on the earlier of (A) one year after November 10, 2021 or (B) (x) the date on which the last sales price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after November 10, 2021, or (y) the date on which Embark Technology completes a liquidation, merger, capital stock exchange, reorganization or similar transaction that results in Embark Technology stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

With respect to the Lock-up Shares issued as consideration in the Merger (including, common stock issued to directors, officers and employees of Embark upon the settlement or exercise of restricted stock units, stock options or other equity awards outstanding as of immediately following the closing of the Merger in respect of Embark Awards outstanding immediately prior to the closing of the Merger), such lock-up ends on the earlier of the date that is 180 days after (and excluding) November 10, 2021, subject to (i) an early lock-up release for 50% of the shares subject to lock-up if the last reported sale price of the Class A common stock on Nasdaq equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 20 out of any 30 consecutive trading days commencing at least 30 days after November 10, 2021 and a further early lock-up release for an additional 50% of the shares subject to lock-up if the last reported sale price of the Class A common stock on Nasdaq equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 20 out of any 30 consecutive trading days commencing at least 30 days after November 10, 2021 and (ii) an early lock-up release due to the occurrence of certain black-out dates with respect to trading when the lock-up period would have otherwise terminated.

Following the expiration of such lockup, the parties subject to such lock-up will not be restricted from selling shares of Embark’s Class A or Class B common stock held by them, other than by applicable securities laws. Future transfers by holders of Class B Common Stock will generally result in those shares converting to Class A Common Stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. As such, sales of a substantial number of shares of Embark’s Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could have the effect of increasing the volatility in Embark’s share price or could reduce the market price of its common stock. Upon the Closing, the Sponsor and the Embark Stockholders collectively owned approximately 91% of Embark’s outstanding common stock which are subject to such lockup.

In addition, as of December 31, 2021 there were warrants to purchase 23,153,266 shares of Embark’s Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable on December 10, 2021. To the extent such warrants are exercised, additional shares of Embark’s Class A common stock will be issued, which will result in dilution to the holders of its Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Embark’s Class A common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Embark has various operating leases for office space and transfer hubs, which are summarized as of December 31, 2021 in the table below. Embark believes the facilities are adequate for its current needs.

		Approximate Square	Principal Lease
Location	Purpose	feet	Expiration Dates
Oakland, California	Transfer Point	15,000	2022
San Bernardino, California	Transfer Point	22,261	2023
Buckeye, Arizona	Transfer Point	43,560	2023
Fontana, California	Operations Center	49,000	2024
San Francisco, California (Townsend St.)	Office Space - Headquarters	14,666	2024
San Francisco, California (Bluxome St.)	Office Space	4,750	2022
San Francisco, California (Brannan St.)	Office Space	8,664	2022

We intend to add further leases in 2022 to complement our real estate partnership strategy as we build out our initial transfer point network.

Item 3. Legal Proceedings

Embark is currently not a party to any material legal or administrative proceedings. Embark is from time to time involved in actions, claims, suits, and other proceedings in the ordinary course of its business. In addition, from time to time, third parties may in the future assert intellectual property infringement claims against Embark in the form of letters and other forms of communication. Litigation or any other legal or administrative proceeding, regardless of the outcome, can result in substantial cost and diversion of its resources, including its management’s time and attention.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Embark’s Class A common stock, par value $0.0001 per share, and warrants are listed on Nasdaq under the symbols “EMBK” and “EMBKW”, respectively. There is no public trading market for Embark’s Class B common stock, par value $0.0001 per share.

Holders

As of March 7, 2022, there were 176 holders of record of Embark’s Class A common stock, 28 holders of record of its warrants and 2 holders of record of its Class B common stock.

Dividends

Embark currently intends to retain our future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of its board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 11, “Executive Compensation” for information about securities authorized for issuance under Embark’s equity compensation plans.

Recent Sales of Unregistered Securities

The information required has been previously disclosed in Embark’s Current Report on Form 8-K filed with the SEC on November 17, 2021.

Use of Proceeds from Registered Offerings

On January 15, 2021, Northern Genesis consummated its initial public offering of 41,400,000 units, inclusive of 5,400,000 units sold to the underwriters upon the election to fully exercise their over-allotment option, at a price of $10.00 per unit, generating total gross proceeds of $414.0 million. Each unit consisted of one Class A ordinary share of Northern Genesis, par value $0.0001 per share, and one-third of one redeemable warrant of Northern Genesis. Each whole warrant entitled the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. J.P. Morgan Securities LLC, Barclays Capital Inc. and CIBC World Markets Corp. acted as joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333- 251639 and 333-252056). The registration statements became effective on January 12, 2021.

Simultaneously with the consummation of the initial public offering and the exercise of the over-allotment option in full, Northern Genesis consummated a private placement of 6,686,667 private placement warrants to its sponsor, Northern Genesis Sponsor II LLC, at a price of $1.50 per private placement warrant, generating total additional proceeds of $10,030,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Northern Genesis incurred $23.2 million in transaction costs, including $8.3 million of underwriting fees, $14.4 million of deferred underwriting fees and $0.4 million of other costs. Following the initial public offering, the exercise of the over-allotment option in full and the sale of the private placement warrants, a total of $414.0 million was placed in a trust account. After deducting payments to existing shareholders of $299.9 million in connection with their exercise of redemption rights, the payment of the $14.4 million of deferred underwriting fees and a total of $14.6 million in expenses in connection with the Business Combination paid from the trust account, the remainder of the trust account was transferred to Embark’s balance sheet to fund our operations and continued growth.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of Embark’s equity securities have been made by Embark or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2021.

Item 6. [Reserved]

Item 7. Embark’s Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Embark’s financial condition and results of operations should be read in conjunction with Embark’s financial statements and related notes and other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Embark’s actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Additionally, Embark’s historical results are not necessarily indicative of the results that may be expected in any future period.

Overview

Embark develops technologically advanced autonomous driving software for the truck freight industry and offers a carefully constructed business model that is expected to provide the industry with the most attractive path to adopting autonomous driving. Specifically, Embark has developed a Software as a Service (“SaaS”) platform designed to interoperate with a broad range of truck OEM platforms, forgoing complicated and logistically challenging truck building or hardware manufacturing operations in favor of focusing on a superior driving technology. At scale, domestic shippers and carriers will be able to access Embark technology via a subscription software license selected as an option at the time they specify the build of new semi-trucks.

Headquartered in San Francisco, California, Embark’s history as the industry’s longest running autonomous truck driving program is replete with technological firsts that include, but are not limited to:

●	the first coast-to-coast autonomous truck drive,
●	the first to reach 100,000 autonomous miles on public roads, and
●	the first to successfully open autonomous transfer points for human- autonomous vehicle (“AV”) handoff.

Embark’s founding team includes roboticists and its broader team includes numerous computer scientists, many with advanced degrees and experience at other leading robotics and autonomous vehicle companies and academic programs. Through this business combination, Embark intends to rapidly scale its engineering team to build on its industry-leading technology position.

Embark has also spent considerable time and effort refining its business model. Embark is initially deploying its technology in a very focused manner, targeting freight highway miles between transfer points located next to metropolitan areas in the lower “Sunbelt” region of the U.S., leaving the “last mile” of driving to and from the transfer points to the industry’s highly skilled human drivers. Embark’s strategy is distinct from other industry players which seek to provide more complicated “end to end” autonomous driving that would entirely displace human drivers and potentially place these companies in competition with the industry’s carriers. Unlike those competitors, Embark anticipates working with the industry’s existing players to help them bring autonomous driving technology to market on their own terms. In addition, Embark believes its solution will be the safest and most reliable in the industry because of its disciplined geographic focus and emphasis on software development, which stands in contrast to Embark’s competitors that focus on multiple domestic markets simultaneously, manufacturing autonomous trucks and/or competing directly with semi-truck OEMs or legacy carriers.

Embark’s business model focus does not come at any significant commercial expense for Embark’s stockholders because the serviceable market Embark is targeting is significant. Embark currently targets the rapidly growing $730 billion U.S. truck freight market, and its initial commercial phase targets 236 billion serviceable miles within this market. The industry has had to face significant pressures from the growth of e-commerce and the well-documented shortage of skilled drivers, and therefore has powerful incentives to adopt autonomous driving solutions to both improve capacity and reduce costs. In addition, Embark’s cooperative model has already had traction with many of the industry’s leading shippers and carriers.

The Business Combination

We entered into the Merger Agreement with NGA, a special purpose acquisition company, on June 22, 2021. On November 10, 2021, pursuant to the Merger Agreement, Merger Sub, a newly formed subsidiary of NGA, merged with and into Embark Trucks (the “Business Combination”). In connection with the consummation of the Business Combination, the separate corporate existence of Merger Sub ceased; Embark Trucks survived and became a wholly owned subsidiary of NGA, which was renamed Embark Technology, Inc. (“Embark”)

The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under the guidance in ASC 805, Embark was treated as the “acquired” company for financial reporting purposes. Embark Trucks was deemed the accounting predecessor of the combined business, and Embark Technology, Inc., as the parent company of the combined business, was the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s periodic reports filed with the SEC. The Business Combination had a significant impact on our reported financial position and results as a consequence of the reverse recapitalization. The most significant changes in Embark’s reported financial position and results are a net increase in cash of $243.9 million, net of transaction costs for the Business Combination of $70.2 million, and an increase in warrant liabilities of $49.4 million.

As a result of the Business Combination, we became an SEC-registered and Nasdaq-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

Recent Developments Affecting Comparability

COVID-19 Impact

In March 2020, the World Health Organization declared the 2019 novel coronavirus (“COVID-19”) a global pandemic. In the United States, as part of government-imposed restrictions, Embark was forced to temporarily pause fleet testing and operations in 2020. Embark also implemented a work-from-home policy for most of its non-operations team. However, a select group of workers remained on-site to continue advancing testing work for its test fleet. Since then, Embark has resumed its fleet testing and operations and has increased headcount to match its research and development requirements.

The future impact of the COVID-19 pandemic on Embark’s operational and financial performance will depend on certain developments, including the duration and end of the pandemic, the occurrence of future outbreaks from new variants, including the ongoing outbreak of the Omicron variant, impact on Embark’s research and development efforts, and effect on Embark’s suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to Embark’s operations and the operations of Embark’s third-party suppliers, along with the related global slowdown in economic activity, may result in increased costs. It is possible that the COVID-19 pandemic, the measures that have been taken or that may be taken by the federal, state, local authorities and businesses affected by government-mandated business closures, vaccination mandates and the resulting economic impact may materially and adversely affect Embark’s business, results of operations, cash flows and financial positions.

See “Risk Factors — Pandemics and epidemics, including the ongoing COVID-19 pandemic, natural disasters, terrorist activities, political unrest, and other outbreaks could have a material adverse impact on Embark’s business, results of operations, financial condition, cash flows or liquidity, and the extent to which Embark will be impacted will depend on future developments, which cannot be predicted.” for further discussion of the possible impact of COVID-19 on Embark’s business.

Key Factors Affecting Embark’s Operating Performance

Embark’s financial condition, results of operations, and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in the section entitled “Risk Factors”in this Annual Report on Form 10-K and the following:

Embark’s Ability to Achieve Key Technical Milestones and Deliver a Commercial Product

Embark’s growth will depend on the introduction of Embark Driver and Embark Guardian, products which will drive demand from potential customers. Embark has developed a platform agnostic interface, Embark Universal Interface, which will serve as the foundation to utilize Embark Driver and Guardian products in trucks manufactured by a broad range of OEMs. Embark’s ability to introduce its products will be driven by a variety of factors including Embark’s research and development fleet size, the number of autonomous miles driven (measured as the number of miles driven by Embark’s research & development fleet as well as partner fleet autonomous miles), and the ability to provide a safe and sustainable solution based on information gathered from the operation of Embark’s research and development fleet. Embark develops most key technologies in-house to achieve a rapid pace of innovation and tests it extensively through operating Embark’s fleet. Embark expects an increase in research and development fleet size in the foreseeable future to allow Embark to strategically focus on innovations, which it believes will help solidify Embark’s overall solution to customers and partners. To date, Embark has not generated any revenue and until Embark’s products reach commercialization, autonomous miles driven will be comprised solely of autonomous miles driven by Embark’s research and development fleet. Embark believes that as the number of autonomous miles driven increases, the data will continually feed improvements to the platform, leading to Embark’s ability to innovate and introduce new products to the market and increase adoption of Embark’s products in the future.

Embark’s Ability to Expand its Coverage Map Across the United States

Embark’s long-term growth potential will benefit from strategic network expansion across the United States. Network breadth is measured by the number of transfer points on Embark’s coverage map, the number of cities in which the Embark Driver can support, and the number of direct-to-customer freight lanes in operation. Embark expects to achieve significant network growth by partnering with key real-estate partners which will enable Embark to quickly bring their truck stops into its coverage map. Additionally, Embark will partner with shippers who already move a significant amount of freight on Embark’s network to establish direct-to-customer freight lanes. Embark believes that expanding its network will enable Embark to create a significant and sustainable competitive advantage. Embark believes that the continued growth of Embark’s partnerships will improve user experience and drive more users to Embark’s platform, which it believes will allow Embark to further densify its coverage map and reinforce rapid network growth. Embark will apply a highly scalable model nationally, with a tailored approach to each state, driven by the regulatory environment and local market dynamics. Embark believes that this will allow Embark to expand rapidly and efficiently across different geographies, while maintaining a high level of control over the specific strategy within each state.

Embark’s Ability to Expand its Partner Network

The growth of Embark’s business model is focused on driving the adoption of its technical products and maximizing their use across Embark’s partners’ operations. This is achieved by enabling pilot testing of Embark’s products throughout customers’ operations. In April 2021, Embark formally announced the Embark Partner Development Program, which serves as the basis of its partnership network. The PDP comprises shippers and carriers from across the freight ecosystem working with Embark to refine and scale Embark’s offerings.Most recently, Embark announced the industry-first Truck Transfer Program to place Embark technology in the hands of Knight-Swift drivers.

Embark estimates that these existing partners operate approximately 33,000 trucks and purchase approximately 8,000 trucks annually. Embark believes that its current carriers reflect a small fraction of the overall demand for its technology and is in discussions with other carriers representing 50% of the top 100 carriers measured by truck count, which represent a dramatically larger addressable market. Embark plans to increase PDP membership by providing network assessments for prospective members and constructing business cases to support Embark’s product integration into their operations. Over time, it is expected that these partners will convert into long-term Embark customers.

Adoption and Support of Autonomous Technology in the Freight Industry

Embark’s business model is supported by a large addressable market that Embark believes will benefit from the introduction of autonomous trucking technology. The freight industry is currently facing significant challenges, notably driver shortages and utilization limitations, which Embark believes it will address through its product offerings. Embark has identified participants from across the freight ecosystem who have expressed support for Embark’s offerings and the potential solutions they provide to the challenges they are facing.

While Embark has confirmed general market support, the long-term success of its business model is dependent on broadscale adoption and support of autonomous trucking technology. Embark has engaged with notable partners in the freight industry who Embark believes will lead the industry in adopting autonomous vehicle technology. As Embark onboards more partners, it will increase miles driven by partners, which Embark believes will serve to validate its product offerings and generate interest and confidence from other partners. Embark believes customers will be motivated to integrate Embark’s technology to be price competitive with other freight participants who have achieved efficiencies with Embark.

Key Components of Embark’s Results of Operations

The following discussion describes certain line items in Embark’s statements of operations.

Operating Expenses

Operating expenses consist of research and development expenses and general and administrative expenses. Personnel-related costs are the most significant component of Embark’s operating expenses and include salaries, benefits, and stock-based compensation expenses.

Embark’s full-time employee headcount in research and development has grown from 84 as of December 31, 2020 to 172 as of December 31, 2021, and Embark expects to continue to hire new employees to support Embark’s growth. Embark’s full-time employee headcount in general and administrative functions has grown from 17 as of December 31, 2020 to 59 as of December, 2021, and Embark expects to continue to hire new employees to support Embark’s growth. The timing of these additional hires could materially affect Embark’s operating expenses in any particular period.

Embark expects to continue to invest substantial resources to support Embark’s growth and anticipates that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

Research and Development Expenses

Research and development expenses consist primarily of salaries, employee benefits, stock-based compensation expenses and travel expenses related to Embark’s engineers performing research and development activities to originate, develop and enhance Embark’s products. Additional expenses include consulting charges, component purchases and other costs for performing research and development on Embark’s software products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation expenses, and travel expenses related to Embark’s executives, finance team, and the administrative employees. It also consists of legal, accounting, consulting, and professional fees, rent and lease expenses pertaining to Embark’s offices, business insurance costs and other costs.We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, tax and other administrative and professional services.

Non-Operating Expenses and Other Items

Other Income (expense)

Other income (expense) consists of income generated from transporting freight on behalf of counterparties using Embark’s own research and development truck fleet equipped with its self-driving systems through various Transportation Service Agreements (“TSAs”), the change in fair value of derivative liabilities and the change in fair value of Public, Private, Working Capital and Forward Purchase Agreement (“FPA”) Warrants. The primary purpose of TSAs is to support Embark’s research and development and proof of concept efforts. Accordingly, income generated from such TSA arrangements is not expected to be the primary revenue generating activity of Embark. Change in fair value of derivative liabilities represents the increase or decrease in the fair value of the embedded conversion and redemption features, which are presented as a derivative liability, related to the convertible note payable, which was converted to Embark Class A common stock upon consummation of the Business Combination. Change in fair value of warrants represents the increase or decrease in the estimated fair value of such warrant. For each reporting period, the Company will determine the fair value of the derivative liability and warrants, and record a corresponding non-cash benefit or non-cash charge, due to a decrease or increase, respectively, in the calculated derivative liability or warrants.

Interest Income

Interest income consists of interest earned on Embark’s investments classified as available for sale securities as well as cash equivalents. Embark invests in highly liquid securities such as money market funds, as well as treasury bills.

Interest Expense

Interest expense primarily consists of non-cash interest incurred on Embark’s convertible note. The interest expense is related to the accretion of the debt discount offered upon the issuance of the convertible note.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth Embark’s results of operations data for the periods presented (in thousands):

Comparisons for the years ended December 31, 2021 and 2020:

The following table sets forth Embark’s statement of operations for the years ended December 31, 2021 and 2020 and the dollar and percentage change between the two periods:

	Years Ended
	December 31,		$	%
	2021	2020	Change	Change
Operating expenses:
Research and development	$55,276	$18,831	$36,445	194%
General and administrative	48,387	3,595	44,792	1,246%
Total operating expenses	103,663	22,426	81,237	362%
Loss from operations	(103,663)	(22,426)	(81,237)	362%
Other income (expense):
Other income (expense)	(12,485)	107	(12,592)	(11,768)%
Interest income	98	788	(690)	(88)%
Interest expense	(8,163)	—	(8,163)	NM
Loss before provision for income taxes	(124,213)	(21,531)	(102,682)	477%
Provision for income taxes	—	—	—	N.M
Net loss	$(124,213)	$(21,531)	$(102,682)	477%

N.M. — Percentage change not meaningful

Research and Development Expenses

Research and development expenses increased by $36.4 million in the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to $25.9 million increase in higher headcount expense, including stock-based compensation, salaries and employee benefits, related to the continued expansion of Embark’s research and development team, a $4.0 million increase in research and development costs, a $1.0 million increase in administrative expenses related to research and development activities, a $0.9 million increase in technical infrastructure costs, a $0.6 million increase in prototype truck hardware expense, a $0.5 million increase in fleet operations cost, a $0.5 million increase in travel and events expense, a $0.4 million increase in recruiting expenses, a $0.1 million increase in computers and office equipment and a $2.3 million increase in overhead allocation.

General and Administrative Expenses

General and administrative expenses increased by $44.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to $36.2 million increase in higher headcount expense, including stock-based compensation, salaries and employee benefits, related to growth in the business, increase in administrative expenses of $7.0 million, increase of $0.6 million in rent, increase of $0.8 million in insurance expenses, increase of $0.7 million in travel and events, increase in marketing of $0.6 million, increase in computer and office equipment of $0.3 million, increase in recruiting expenses of $0.5 million, increase in office expenses of $0.3 million, increase in policy expenses of $0.1 million, offset by a $2.3 million overhead allocation.

Other Income (Expense)

Other income (expense) decreased $12.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to the increase in the estimated fair value of Public, Private, Working Capital and FPA Warrants of $8.2 million and the increase in the fair market value of the Company’s derivative liability of $4.3 million, which was converted to Embark Class A common stock upon consummation of the Business Combination.

Interest Income

Interest income decreased $0.7 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in interest income was driven by a decrease in the average investment balance during fiscal year 2021 compared to fiscal year 2020, as well as a lower interest environment in fiscal year 2021.

Interest Expense

Interest expense decreased $8.2 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in interest expense is driven by the extinguishment of the Company's Convertible Note in connection with the Business Combination.

Liquidity and Capital Resources

Since Embark’s inception, Embark has financed Embark’s operations primarily through the sale of shares of common stock and preferred stock.

In connection with the Business Combination, a convertible promissory note (the “Convertible Note”) issued by Embark in April 2021 was converted in exchange for 3,774,951 shares of Embark Class A common stock. As of December 31, 2021, Embark had outstanding debt of $1.1 million from a financing of freight trucks that Embark utilizes for research and development. Embark makes monthly installment payments on truck financing. The truck financings have varying maturities between March 2023 and January 2027. Embark’s principal uses of cash in recent periods have been to fund Embark’s operations, invest in research and development, repay borrowings, and make investments in accordance with Embark’s investments policy.

Embark believes existing cash and other components of working capital will be sufficient to meet Embark’s needs for at least the next 12 months. Embark’s long-term capital requirements will depend on many factors including timing and extent of spending to support research and development efforts as well as general and administrative activities for the business. Embark may in the future enter into arrangements to acquire or invest in related products, technologies, software and services, and Embark may need to seek additional equity or debt financing, which may not be available on terms acceptable to Embark. As of December 31, 2021, there were future minimum lease payments of $27.0 million.

Embark currently transports shipments using its research and development truck fleet, demonstrating proof of concept and paving the way for commercialization and revenue generating operations in the future. However, Embark has not earned any revenue to date, and has incurred net losses of $21.5 million and $124.2 million for the years ended December 31, 2020 and 2021, respectively. To the extent Embark is unable to commercialize its technology as expected, its liquidity may be negatively impacted.

Embark’s ability to continue as a going concern is dependent on management’s ability to control operating costs and demonstrate progress against its technical roadmap. This involves developing new capabilities for the Embark Driver software and improving the reliability and performance of the software on public roads. Demonstrating ongoing technical progress will enable Embark to obtain funds from outside sources of financing, including financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures.

The following table shows Embark’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended
	December 31,
	2021	2020
Net cash used in operating activities	$(64,909)	$(19,130)
Net cash provided by investing activities	$49,533	$20,416
Net cash provided by (used in) financing activities	$268,936	$(154)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $64.9 million, an increase of $45.8 million from $19.1 million for the year ended December 31, 2020. The increase was primarily due to an increase of $102.7 million net loss for the year ended December 31, 2021 compared to the year ended December 31, 2020. This was partially offset by $67.8 million of non-cash adjustments to net loss, including depreciation and amortization, change in fair value of derivative liability, as well as stock-based compensation, and $10.9 million net cash reduction by changes in Embark’s operating assets and liabilities, which was primarily attributable to accounts payable, accrued expenses and other current liabilities.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021 was $49.5 million, an increase of $29.1 million from $20.4 million for the year ended December 31, 2020. The increase was primarily due to a decrease in purchases of marketable securities of $52.4 million, offset by a $21.0 million decrease in proceeds received from maturities of investments, an increase in purchase of property, equipment, and software of $1.2 million, and an increase of $1.1 million in deposits for trucks.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $268.9 million compared to $0.2 million for the year ended December 31, 2020. The increase of $269.1 million was primarily due to proceeds received from the Business Combination.

Financing Arrangements

Convertible note

On April 16, 2021, we issued the Convertible Note with a principal amount of $25.0 million resulting in net proceeds of $16.8 million, after $8.2 million of debt discount attributable to the conversion and redemption features. The Convertible Note had a stated interest rate of 10% with the unpaid principal and accrued interest being due upon maturity at April 2022. The Convertible Note did not contain any voluntary prepayment clause unless consented by the note holder, as defined in the agreement. In connection with the Business Combination, the Convertible Note was extinguished and converted in exchange for 3,774,951 shares of our Class A common stock.

Notes Payable for Equipment Purchases

On January 5, 2021 and February 18, 2021, Embark entered into financing agreements to finance the purchase of trucks that Embark utilizes for research and development. The financing agreements consisted of a loan of $0.1 million and $0.1 million at an interest rate equal to 6.99% and 7.50% per annum, with a maturity date of April 1, 2026 and January 19, 2027, respectively. Embark makes equal monthly installment payments over the term of each financing arrangement which are allocated between interest and principal.

Embark entered into financing agreements on February 19, 2018, January 28, 2019, and May 23, 2019 to finance the purchase of trucks that Embark utilizes for research and development. The financing agreements consisted of loans of $0.3 million, $0.4 million, and $0.5 million at an interest rate equal to 8.25% per annum, with a maturity date of March 5th, 2023, February 14, 2024, and June 12, 2024, respectively. Embark makes equal monthly installment payments over the term of each financing arrangement which are allocated between interest and principal.

On August 2, 2016, Embark entered into a financing agreement consisting of a loan of $0.1 million at an interest rate equal to 12.5% per annum, which matured on August 9, 2020. Embark made equal monthly installment payments over the term which was allocated between interest and principal.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Critical Accounting Policies and Significant Management Estimates

Embark prepares its financial statements in accordance with GAAP. The preparation of financial statements also requires Embark to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Embark bases Embark’s estimates on historical experience and on various other assumptions that Embark believes to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by Embark’s management. To the extent that there are differences between Embark’s estimates and actual results, Embark’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. Embark believes that the accounting policies discussed below are critical to understanding Embark’s historical and future performance, as these policies relate to the more significant areas involving Embark management’s judgments and estimates. Critical accounting policies and estimates are those that Embark considers the most important to the portrayal of Embark’s financial condition and results of operations because they require Embark’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Embark believes that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, Embark believes these are the most critical to aid in fully understanding and evaluating Embark’s financial condition and results of operations. For further information, see Note 2 to Embark’s financial statements included elsewhere in this Annual Report on Form 10-K.

Stock-Based Compensation Expense

Stock Options

Embark estimates the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. The grant date fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period. Forfeitures are accounted for when they occur.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

●	Fair value of common stock: Because Embark’s common stock was not publicly traded prior to the closing of the Business Combination, Embark estimated the fair value of Embark’s common stock in 2020 and 2021. Embark’s board of directors considers numerous objective and subjective factors to determine the fair value of Embark’s common stock as discussed in “— Common Stock Valuations” below.

●	Expected Term: The expected term represents the period that Embark’s stock-based awards are expected to be outstanding and was calculated as the average of the option vesting and contractual terms, based on the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.
●	Expected Volatility: Because Embark does not have a trading history of its common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within Embark’s industry that Embark considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.
●	Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues, with the remaining term equivalent to the expected term.
●	Expected Dividend: Embark has not issued any dividends in its history and does not expect to issue dividends over the life of the options and, therefore, has estimated the dividend yield to be zero.

Restricted Stock Units

We grant Restricted Stock Units (“RSUs”) that vest based on a service and performance condition. Restricted stock awards issued with these conditions vest based on the occurrence of a defined liquidity event and an explicit service period. We recognize compensation expense for RSU awards based on the fair value of the award and on a graded vesting basis over the requisite service period. Our board of directors determines the fair value of RSUs based on the price of our common stock on the date of grant.

Performance Stock Units

We grant performance-based RSUs (“PSUs”), that vest upon satisfaction of certain market and performance-based conditions. The PSUs market conditions are based on the Company achieving six different valuation tranches, as derived from the Company’s stock price, that can be achieved over ten years in relation to the pre-money valuation prior to the Business Combination. The vesting of the PSUs performance condition can be achieved on the occurrence of a defined liquidity event. For PSU awards, the Company uses the graded vesting to allocate compensation expense, as the PSU awards are associated with market conditions, over the holder’s derived service period, and estimates the fair value of the PSU awards using the Monte Carlo simulation. The Company accounts for the effect of forfeitures as they occur.

Common Stock Valuations

Prior to the closing of the Business Combination, given the absence of a public trading market for Embark’s common stock and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation, Embark’s board of directors determined the best estimate of fair value of Embark’s common stock, exercising reasonable judgment and considering numerous objective and subjective factors. These factors include:

●	contemporaneous third-party valuations of Embark’s common stock;
●	the prices at which Embark or other holders sold Embark’s common stock to outside investors in arms-length transactions;
●	Embark’s financial condition, results of operations, and capital resources;
●	the industry outlook;
●	the fact that option awards involve rights in illiquid securities in a private company;
●	the valuation of comparable companies;
●	the lack of marketability of Embark’s common stock;
●	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of Embark given prevailing market conditions;

●	the history and nature of Embark’s business, industry trends, and competitive environment; and
●	general economic outlook including economic growth, inflation, unemployment, interest rate environment and global economic trends.

Embark’s board of directors determined the fair value of Embark’s common stock by first determining enterprise value of Embark’s business, and then using that to derive a per share value of Embark’s common stock.

The enterprise value of Embark’s business was estimated by considering several factors, including estimates using the cost approach, market approach, and the income approach. The cost approach estimates the fair market value of an organization by utilizing the balance sheet to take the total fair market value of assets minus the fair market value of liabilities. The market approach was estimated based on the projected value of comparable public companies in a similar line of business that are publicly traded. The income approach estimates the enterprise value of the business based on the cash flows that it expects to generate over its remaining life. These future cash flows are discounted to their present values using a rate of return appropriate for the risk of achieving the business’ projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the business at the end of the projected period to calculate the business enterprise value. In addition to the three approaches described above, Embark factors in recent arms-length transactions such as the closest round of equity financing preceding the date of valuation.

After determining Embark’s enterprise value, an allocation of enterprise value is made to Embark’s various classes of equity to determine the value of common stock. In allocating the enterprise value of Embark’s business to common stock through October 2020, Embark used the option pricing method (“OPM”), whereas after October 2020, Embark used a combination of OPM and probability weighted expected return method (“PWERM”). PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high level of confidence with a probability distribution. Discrete future outcomes considered under PWERM include an acquisition by a Special Purpose Acquisition Company (“SPAC”) of Embark’s common stock, as well as other market-based outcomes. Determining the fair value of the enterprise using PWERM requires Embark to develop assumptions and estimates for both the probability of a liquidity event and stay private outcomes, as well as the values Embark expects those outcomes could yield.

A discount for lack of marketability (“DLOM”) is applied to arrive at a fair value of Embark’s common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges. In making the final determination of common stock value, consideration is also given to recent sales of common stock.

Application of these approaches involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding Embark’s expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events. Changes in any or all of these estimates and assumptions, or the relationships between those assumptions, impact Embark’s valuations as of each valuation date and may have a material impact on the valuation of Embark’s common stock.

For valuations after the completion of the Business Combination, Embark’s board of directors the fair value of each share of underlying common stock based on the closing price of Embark’s common stock as reported on the date of grant.

Warrants

The Partner Development Program warrants were classified as equity on Embark’s balance sheet as the underlying shares of common stock are not considered to be mandatorily redeemable, do not include an obligation of Embark to repurchase its equity shares or to issue a variable number of equity shares. The warrants are measured at fair value on the issuance date. The fair value of the underlying common stock was measured using a Black-Scholes (“BSM”) option-pricing model. The following assumptions and inputs were utilized within the BSM option-pricing model: exercise price, fair value of the underlying common stock, risk-free interest rate, expected term, expected dividend yield and expected volatility, which are all determined in the same manner with Embark’s stock options as detailed in the above “Stock-Based Compensation Expense” section. Pursuant to the original terms of the warrant agreement, upon the completion of the Merger, all outstanding Partner Development Program warrants were extinguished and exercised in exchange for restricted common stock. The common stock is subject to the same vesting conditions existing under the warrant agreement such that unvested common stock is subject to forfeiture if the holder terminates its services to Embark prior to vesting.

The Public, Private, FPA and Working Capital warrants are recognized as liabilities on Embark’s balance sheet. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the Public, Private, FPA and Working Capital warrants have been measured at fair value based on observable listed prices for such public warrants. The fair value of the Public and FPA warrants as of December 31, 2021 are based on observable listed prices for such public warrants. The fair value of the Private and Working Capital warrants as of December 31, 2021 are determined using the Black-Scholes option valuation model.

Capitalization of Internally Developed Software

Embark capitalizes certain internal use software development costs associated with creating and enhancing internal use software related to Embark’s product suite and technology infrastructure. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software projects. Embark expenses software development costs that do not meet the criteria for capitalization as incurred and records them in research and development expenses in Embark’s statements of operations.

Software development activities generally consist of three stages: (i) the planning stage; (ii) the application and infrastructure development stage; and (iii) the post implementation stage. Costs incurred in the planning and post implementation stages of software development, including costs associated with the post configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. Embark capitalizes costs associated with software developed for internal use when both the preliminary project stage is completed and management has authorized further funding for the completion of the project. Embark capitalizes costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades. Capitalization ends once a project is substantially complete and the software and technologies are ready for their intended purpose. Embark will amortize internal use software development costs using a straight-line method over their estimated useful life commencing when the software is ready for its intended use. Embark estimates a useful life of three years for technology infrastructure related software. As Embark’s product suite is not yet ready for its intended use, amortization has not yet begun.

All capitalized software requires the ongoing assessment for recoverability which requires judgment by management with respect to certain external factors including, but not limited to, anticipated future gross revenues, estimated economic useful life, and changes in competing software technologies.

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, the financial statements included elsewhere in this Annual Report on Form 10-K.

JOBS Act Accounting Election

Embark is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Embark intends to elect to adopt new or revised accounting standards under private company adoption timelines. Accordingly, the timing of Embark’s adoption of new or revised accounting standards will not be the same as other public companies that are not emerging growth companies or that have opted out of using such extended transition period. See Note 1 to the financial statements for further discussion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Embark is exposed to certain market risks in the ordinary course of Embark’s business.

Credit Risk

Embark is exposed to credit risk on Embark’s investment portfolio. Investments that potentially subject Embark to credit risk consist principally of cash and investments in debt securities. Embark places cash and cash equivalents with financial institutions with high credit standing and excess cash in marketable investment grade debt securities.

Interest Rate Risk

Embark is exposed to interest rate risk on Embark’s investment portfolio. Investments that potentially subject Embark to interest rate risk consist principally of cash and investments in debt securities. As of December 31, 2021, Embark has cash and cash equivalents of $264.6 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of Embark’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of Embark’s cash, cash equivalents, and investments.

Inflation Risk

Embark is exposed to impact of wage inflation, and has experienced wage inflation during 2021. Although wages have increased during 2021, we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to more significant inflationary pressures, we will not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, results of operations, and financial condition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Embark Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Embark Technology, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Jose, California

March 21, 2022

We have served as the Company’s auditor since 2021.

Embark Technology, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$264,615	$11,055
Restricted cash, short-term	130	65
Short-term investments	—	53,553
Prepaid expenses and other current assets	12,746	1,367
Total current assets	277,491	66,040
Restricted cash, long-term	275	340
Property, equipment and software, net	9,637	6,526
Other assets	3,596	78
Total assets	$290,999	$72,984
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,497	$399
Accrued expenses and other current liabilities	3,142	892
Short-term notes payable	358	246
Total current liabilities	5,997	1,537
Long-term notes payable	722	512
Warrant liabilities	49,419	—
Other long-term liability	50	—
Long-term deferred rent	177	130
Total liabilities	56,365	2,179
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2021; 260,582,311 shares authorized, issued and outstanding as of December 31, 2020	—	1
Founders preferred stock, $0.00001 par value; None authorized, issued and outstanding as of December 31, 2021; 3,355,453 shares authorized 484,912 shares issued and outstanding as of December 31, 2020	—	—	*
Class A common stock, $0.0001 par value; 4,000,000,000 shares authorized, 362,832,986 shares issued and outstanding as of December 31, 2021; 150,000,000 shares authorized, 141,216,455 shares issued and outstanding as of December 31, 2020	36	—	*
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 87,078,781 shares issued and outstanding as of December 31, 2021; None authorized, issued and outstanding as of December 31, 2020	9	—
Additional paid-in capital	417,492	129,449
Accumulated other comprehensive income	—	45
Accumulated deficit	(182,903)	(58,690)
Total stockholders’ equity	234,634	70,805
Total liabilities and stockholders’ equity	$290,999	$72,984

*Insignificant amounts are rounded to zero (“— ”) for disclosure

The accompanying notes are an integral part of these financial statements

Embark Technology, Inc.

Statements of Operations

(in thousands, except share and per share data)

	Years Ended
	December 31,
	2021	2020
Operating expenses:
Research and development	55,276	18,831
General and administrative	48,387	3,595
Total operating expenses	103,663	22,426
Loss from operations	(103,663)	(22,426)
Other income (expense):
Other income (expense)	(12,485)	107
Interest income	98	788
Interest expense	(8,163)	—
Loss before provision for income taxes	(124,213)	(21,531)
Provision for income taxes	—	—
Net loss	$(124,213)	$(21,531)
Net loss attributable to common stockholders, basic and diluted	$(124,213)	$(21,531)
Net loss per share attributable to common stockholders:
Basic and diluted, Class A	$(0.67)	$(0.16)
Basic and diluted, Class B	$(0.67)	$—
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted, Class A	173,157,272	138,886,157
Basic and diluted, Class B	12,167,200	—

The accompanying notes are an integral part of these financial statements

Embark Technology, Inc.

Statements of Comprehensive Loss

(in thousands)

	Years Ended
	December 31,
	2021	2020
Net loss	$(124,213)	$(21,531)
Other comprehensive loss (net of tax):
Unrealized gains (losses) on short-term investments	(45)	(24)
Comprehensive loss	$(124,258)	$(21,555)

The accompanying notes are an integral part of these financial statements

Embark Technology, Inc.

Statements of Preferred Stock and Stockholders’ Equity

(in thousands, except number of shares)

														Accumulated
	Preferred Stock		Founders Preferred				Class A		Class B			Additional		Other	Total
	Series A, B, C		Stock		Common Stock		Common Stock		Common Stock			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount(1)	Shares	Amount(1)	Shares	Amount(1)	Shares	Amount(1)	Shares	Amount(1)	Warrants	Capital	Deficit	Income Loss	Equity
Balance at December 31, 2019	260,582,311	$1	484,912	$—	140,201,723	$—	—	$—	—	$—	—	$128,297	$(37,159)	$69	$91,208
Issuance of Series C Preferred Stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Secondary sale of Founders Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Shares issued upon exercise of stock options (1)	—	—	—	—	1,014,732	—	—	—	—	—	—	121	—	—	121
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	61	—	—	61
Stock – based compensation	—	—	—	—	—	—	—	—	—	—	—	970	—	—	970
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(24)	(24)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(21,531)	—	(21,531)
Balance at December 31, 2020	260,582,311	$1	484,912	$—	141,216,455	$—	—	$—	—	$—	—	$129,449	$(58,690)	$45	$70,805
Shares issued upon exercise of stock options (1)	—	—	—	—	1,758,750	—	—	—	—	—	—	189	—	—	189
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	66	—	—	66
Stock – based compensation	—	—	—	—	—	—	—	—	—	—	—	47,767	—	—	47,767
Issuance of Common Stock for services	—	—	—	—	—	—	642,578	—	—	—	—	819	—	—	819
Issuance of Common Stock - Convertible Notes	—	—	—	—	—	—	3,774,951	—	—	—	—	37,445	—	—	37,445
Merger Recapitalization - Class A (Embark Trucks Inc.)	(260,582,311)	(1)	(484,912)	—	(55,896,424)	—	316,963,649	32	—	—	—	—	—	—	31
Merger Recapitalization - Class B (Embark Trucks Inc.)	—	—	—	—	(87,078,781)	—	—	—	87,078,781	9	—	—	—	—	9
Issuance costs for Embark Trucks Inc.	—	—	—	—	—	—	—	—	—	—	—	(41,082)	—	—	(41,082)
Issuance of common stock - PIPE financing	—	—	—	—	—	—	16,000,000	2	—	—	—	159,998	—	—	160,000
Issuance of common stock – FPA	—	—	—	—	—	—	4,000,000	—	—	—	—	40,000	—	—	40,000
Issuance of common stock - NGA public stock holders	—	—	—	—	—	—	11,413,711	1	—	—	—	—	—	—	1
Issuance of common stock - NGA sponsors, net of issuance costs of $29,107	—	—	—	—	—	—	10,038,097	1	—	—	—	85,037	—	—	85,038
Issuance of warrants - PIPE financing/private	—	—	—	—	—	—	—	—	—	—	6,686,667	(11,902)	—	—	(11,902)
Issuance of warrants - FPA warrants	—	—	—	—	—	—	—	—	—	—	666,663	(1,187)	—	—	(1,187)
Issuance of warrants to NGA warrant holders	—	—	—	—	—	—	—	—	—	—	13,799,936	(24,564)	—	—	(24,564)
Issuance of warrants to NGA working capital loan	—	—	—	—	—	—	—	—	—	—	2,000,000	(3,560)	—	—	(3,560)
Assumption of SPAC assets and liabilities	—	—	—	—	—	—	—	—	—	—	—	(983)	—	—	(983)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(124,213)	—	(124,213)
Balance at December 31, 2021	—	$—	—	$—	—	$—	362,832,986	$36	87,078,781	$9	23,153,266	$417,492	$(182,903)	$—	$234,634
(1)	Insignificant amounts are rounded to zero (“— ”) for disclosure

The accompanying notes are an integral part of these financial statements

Embark Technology, Inc.

Statements of Cash Flows

(in thousands)

	Years Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(124,213)	$(21,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,074	822
Stock-based compensation, net of amounts capitalized	47,607	842
Change in fair value of warrants	8,206	—
Net amortization of premiums and accretion of discounts on investments	270	226
Amortization of debt discount	8,163	—
Change in fair value of derivative liability	4,323	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,090)	(150)
Other assets	(3,518)	(3)
Accounts payable	1,957	151
Other long-term liabilities	50	—
Accrued expenses and other current liabilities	1,262	513
Net cash used in operating activities	(64,909)	(19,130)
Cash flows from investing activities
Purchase of investments	—	(52,421)
Maturities of investments	53,239	74,250
Purchase of property, equipment and software	(3,353)	(2,181)
Deposit for purchase of trucks	(440)	(10)
Refund of deposit for trucks	87	778
Net cash provided by investing activities	49,533	20,416
Cash flows from financing activities
Cash proceeds received from convertible note payable	25,000	—
Proceeds from NGA recapitalization	314,146	—
Transaction costs related to merger with NGA	(70,189)	—
Payment towards notes payable	(210)	(275)
Proceeds from exercise of stock options	189	121
Net cash provided by (used in) financing activities	268,936	(154)
Net increase (decrease) in cash, cash equivalents and restricted cash	253,560	1,132
Cash, cash equivalents and restricted cash at beginning of period	11,460	10,328
Cash, cash equivalents and restricted cash at end of period	$265,020	$11,460
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$71	$62
Supplemental schedule of noncash investing and financing activities
Convertible notes converted into shares of Class A common stock upon consummation of Business Combination	$25,000	$—
Derivative liability converted into shares of Class A common stock upon consummation of Business Combination	$12,485	$—
Warrants converted into shares of Class A common stock upon consummation of Business Combination	$854	$—
Acquisition of property, equipment and software in accounts payable	$244	$64
Acquisition of trucks by assuming notes payable	$597	$—
Stock-based compensation capitalized into internally developed software	$160	$128
Vesting of early exercised stock options	$66	$61

The accompanying notes are an integral part of these financial statements

Notes to Financial Statements

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Embark Technology, Inc. was originally incorporated in Delaware on September 25, 2020 under the name Northern Genesis Acquisition Corp. II (“NGA”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 10, 2021 (the “Closing Date”), the Company (at such time named Northern Genesis Acquisition Corp. II) consummated the business combination (the “Business Combination”) pursuant to the Agreement and Plan of Merger, dated June 22, 2021 with the pre-Business Combination Embark Trucks, Inc. In connection with the consummation of the Business Combination, the Company changed its name from Northern Genesis Acquisition Corp. II to Embark Technology, Inc.

The Merger was accounted for as a reverse recapitalization with Embark as the accounting acquirer and NGA as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the financial statements represent the accounts of Embark as if Embark is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (2.98 shares of Company Class A common stock for 1 share of Embark Class A common stock).

The principal activities of Embark Technology, Inc. (“Embark” or the “Company”) include design and development of autonomous driving software for the truck freight industry. The Company is headquartered in San Francisco, California and was incorporated in the State of Delaware in 2016. The Company has no subsidiaries as of December 31, 2021 and 2020.

The Company has devoted substantially all of its resources to develop its autonomous truck technology, to enable and expand its route models — transfer point and direct-to-customer, to expand its partnerships with shippers and carriers, to raising capital, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations through December 31, 2021.

Prior to the Merger, NGA ordinary shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “NGAB” and “NGAB.WS”, respectively. On the Closing Date, the Company’s Class A common stock and warrants began trading on the NASDAQ under the ticker symbols “EMBK” and “EMBKW”, respectively. One of the primary purposes of the Merger was to provide a platform for Embark to gain access to the U.S. capital markets. See Note 3 – Business Combination, for additional details.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

Liquidity and Capital Resources

On November 10, 2021, we consummated the Business Combination generating net increase in cash of $243.9 million, net of transaction costs for the Business Combination of $70.2.

The Company has incurred losses from operations since inception. The Company incurred net losses of $124.2 million and $21.5 million, for the years ended December 31, 2021 and 2020, respectively, and Accumulated deficit amounts to $182.9 million, and $58.7 million, as of December 31, 2021 and 2020, respectively. Net cash used in operating activities was $64.9 million and $19.1 million, for the years ended December 31, 2021 and 2020, respectively.

The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. As of December 31, 2021 and 2020, the Company’s balance of cash and cash equivalents was $264.6 million and $11.1 million, respectively. As of December 31, 2021and 2020, the Company’s balance of available-for-sale investments was $0.0 million and $53.6 million, respectively.

Based on cash flow projections from operating and financing activities and existing balance of cash and cash equivalents and investments, management is of the opinion that the Company has sufficient funds for sustainable operations, and it will be able to meet its payment obligations from operations and debt related commitments for at least one year from the issuance date of these financial statements. Based on the above considerations, the Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations.

The Company’s ability to continue as a going concern is dependent on management’s ability to control operating costs and demonstrate progress against its technical roadmap. This involves developing new capabilities for the Embark Driver software and improving the reliability and performance of the software on public roads. Demonstrating ongoing technical progress will enable the Company to obtain funds from outside sources of financing, including financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures.

On August 25, 2021 and August 27, 2021, the Company entered into commitment letters (collectively, the “Commitment Letters”) with certain investors (collectively, the “Investors”) pursuant to which such Investors each provided a commitment to invest, upon the Company’s election, up to $5 million in the Company in the form of Series C Preferred Stock of the Company in the event that the merger agreement entered into on June 22, 2021, by and among Northern Genesis Acquisition Corp. II, NGAB Merger Sub Inc. and the Company (the “Merger Agreement”) is terminated and the transactions contemplated thereby (collectively the “Business Combination”) is not consummated. The Business Combination was completed, and each of the Investor’s obligations under the applicable Commitment Letter were terminated in November 2021.

Fiscal Periods

The Company’s fiscal year begins on January 1 and ends of December 31. The Company refers to the fiscal years as “fiscal year 2022”, “fiscal year 2021” and “fiscal year 2020”.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Segment Information

Under Accounting Standards Codification (“ASC 280”), Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company operates in one segment, the truck business unit, which is focused on enhancing self-driving truck software technology. Therefore, the Company’s chief executive officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment for purposes of allocating resources and evaluating financial performance. All long-lived assets are maintained in, and all losses are attributable to, the United States of America.

Concentration of Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and short-term investments. We maintain our cash and cash equivalents, restricted cash and investments with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.

Impact of COVID-19

The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020 has led to adverse impacts on the U.S. and global economies and has impacted and continues to impact the Company’s supply chain, and operations. Even though the Company has taken measures to adapt to operating in this challenging environment, the pandemic could further affect the Company’s operations and the operations of suppliers and vendors due to additional shelter- in-place and other governmental orders, facility closures, travel and logistics restrictions, or other factors as circumstances continue to evolve. In response to this pandemic, many jurisdictions in which the Company operates issued stay-at-home orders and other measures aimed at slowing the spread of the virus. While the Company remains open in accordance with guidance from local authorities, the Company experienced a temporary pause in testing of its research and development truck fleet and operations in response to the stay- at-home orders in calendar year 2021. The impacts from stay-at-home orders and other updated local government indoor operation measures are no longer impacting the Company’s operations in 2021, however, there remains uncertainty around the potential disruptions the pandemic could cause looking forward. The Company has instituted policies across its offices to ensure compliance with these updated guidelines. At current, these changes have not impacted the Company’s operations. In response to the Delta and Omicron variants, local governments updated their guidelines for indoor operations. Therefore, the related financial impact and duration cannot be reasonably estimated at this time.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period.

The Company’s most significant estimates and judgments involve the useful lives of long-lived assets, the recoverability of long-lived assets, the capitalization of software development costs, the valuation of the Company’s stock-based compensation, including the fair value of common stock and the valuation of warrants to purchase the Company’s stock, the valuation of derivative liabilities and the valuation allowance for income taxes. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2021 and 2020, the Company had $264.6 million,and $11.1 million of cash and cash equivalents, which included cash equivalents of $22.3 million, and $7.6 million in highly liquid investments as of December 31, 2021 and 2020, respectively.

The Company maintains a letter of credit to secure a lease of the Company’s headquarters. A portion of the Company’s cash is collateralized in conjunction with the letter of credit and is classified as restricted cash on the Company’s balance sheets. As of December 31, 2021 and 2020, the Company had $0.4 million,and $0.4 million in restricted cash. At the end of each year of the lease, the face amount of the letter of credit is reduced by a fixed amount of approximately $0.1 million and reclassified into cash and cash equivalents on the Company’s balance sheets. The balances to be reclassified to cash in the next twelve months are classified as restricted cash, short-term with the remaining balance classified as restricted cash, long-term on the balance sheets.

The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the statements of cash flows are as follows (in thousands):

	December 31,
	2021	2020

Cash and cash equivalents	$264,615	$11,055
Restricted cash, short-term	130	65
Restricted cash, long-term	275	340
Cash, cash equivalents and restricted cash	$265,020	$11,460

Investments

The Company’s primary objectives of its investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. The Company’s investments are made in United States (“U.S.”) treasury securities, U.S. government money market funds or other direct securities issued by the U.S. Government or its agencies. The Company classifies its investments as available-for-sale at the time of purchase since it is intended that these investments are available for current operations. Investments not considered cash equivalents and with maturities of one year or less from the balance sheet dates are classified as marketable securities investments. Investments with maturities greater than one year from the balance sheet dates are classified as long-term investments.

Investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities are recognized in accumulated other comprehensive income (loss), net of tax, unless they are determined to be other-than-temporary impairments. The ultimate value realized on these securities is subject to market price volatility until they are sold. As of December 31, 2021, the Company did not hold any investments. As of December 31, 2020, the Company held $53.6 million available-for-sale investments.

There were no other-than-temporary impairments as of December 31,2020.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, prepaid expenses and other current assets, accounts payable and accrued expenses, short-term and long-term notes payable and other current liabilities. The assets and liabilities that were measured at fair value on a recurring basis are cash equivalents and warrant liabilities. The Company believes that the carrying values of the remaining financial instruments approximate their fair values. The Company applies fair value accounting in accordance with ASC 820, Fair Value Measurements for valuation of financial instruments. ASC 820 provides a framework for measuring fair value under GAAP that expands disclosures about fair value measurements, establishes a fair value hierarchy, and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are summarized as follows:

Level 1 — Fair value is based on observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2 — Fair value is determined using quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable.

Level 3 — Fair value is determined using one or more significant inputs that are unobservable in active markets at the measurement date, such as an option pricing model, discounted cash flow, or similar technique.

The carrying value and fair value of the Company’s financial instruments as December 31, 2021 and 2020, respectively, are as follows:

	As of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
United States money market funds	$22,349	—	—	$22,349
Liabilities
Warrant liabilities - FPA warrants	$1,337	—	—	$1,337
Warrant liabilities - public warrants	$27,669	—	—	$27,669
Warrant liabilities - working capital warrants	—	—	$4,700	$4,700
Warrant liabilities - private warrants	—	—	$15,714	$15,714

In 2021, transfers from Level 2 to Level 3 of the fair value hierarchy were $15.5 million for Private and Working Capital Warrants.

	As of December 31, 2020
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
United States money market funds	$7,586	—	—	$7,586
Short-term investments
United States treasury securities	—	$53,553	—	$53,553

The fair value of the following liability classified Public, Private, Working Capital and FPA Warrants have been measured based on the listed market price of such warrants on date of Merger. For the year ended December 31, 2021 the liability classified Private and Working Capital warrants were fair valued using the Black Scholes Option Pricing Model. For the year ended December 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of warrants of approximately $8.2 million, respectively, presented as other income (expense) on the accompanying statement of operations.

Public and Private Warrants

As part of NGAs' initial public offering on October 13, 2020, NGA issued to third party investors 41.4 million units, consisting of one share of Class A common stock of NGA and one-third of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the "Public Warrants"). Further, NGA completed the private sale of 6.7 million warrants to NGA's sponsor at a purchase price of $1.50 per warrant (the "Private Warrants"). Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, 13.8 million Public Warrants and 6.7 Private Warrants remained outstanding as of December 31, 2021.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity's Own Equity, and concluded that they do not meet the criteria to be classified in stockholders' equity. Since the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidate statement of operations and comprehensive income (loss) at each reporting date.

Convertible Notes and Derivatives

The Company accounts for its derivatives in accordance with, ASC 815-10, Derivatives and Hedging, or ASC 815-15, Embedded Derivatives, depending on the nature of the derivative instrument. ASC 815 requires each contract that is not a derivative in its entirety be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument. Embedded derivatives are measured at fair value and remeasured at each subsequent reporting period, and recorded within convertible notes, net on the accompanying Balance Sheets and changes in fair value recorded in other expense within the Statements of Operations. Upon the consummation of the Merger, the related convertible note liability was extinguished. For the year ended December 31, 2021, the Company held no derivative instruments.

Property, Equipment and Software

Property, equipment and software is stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation and amortization are recorded on a straight-line basis over each asset’s estimated useful life.

Property, Equipment and Software	Useful life (years)
Machinery and equipment	5 years
Electronic equipment	3 years
Vehicles and vehicle hardware	3 – 7 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	7 years
Developed software	2 – 4 years

Leases

The Company accounts for leases under Accounting Standards Codification Topic 840 (“ASC 840”). We categorize leases at their inception as either operating or capital leases based on whether the terms of the lease agreement effectively transfers ownership of the underlying asset to the company. The criteria for evaluation of capital leases include an evaluation of whether title transfers at the end of the lease term, whether the lease includes a bargain purchase option, whether the lease term is for a majority of the underlying assets useful life, or the contractual lease payments equal a majority of the fair value of the underlying asset. Our outstanding leases are primarily operating leases. For operating leases, we recognize lease costs on a straight-line basis upon the earlier of the inception date per rent agreement or the date on which control of the space is achieved, without regard to deferred payment terms such as rent holidays considered at inception of lease that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement. We categorized our deferred rent as part of the accrued expenses and other current liabilities, and the long-term deferred rent financial statement line items.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flows it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term undiscounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated.

Deferred Transaction Costs

Deferred transaction costs, which consist of direct incremental legal, consulting, and accounting fees relating to the merger transaction, are capitalized until they are recorded against proceeds upon the consummation of the transaction.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2021 and 2020. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.

Stock-based Compensation

Stock-based compensation expense related to stock option awards, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted to employees, directors and non-employees based on estimated grant-date fair values. For stock option awards, the Company uses the straight-line method to allocate compensation expense to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees and directors using the Black-Scholes option- pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the estimated fair value of the underlying ordinary shares on the date of grant. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation is recognized on a graded vesting basis as the RSU awards are associated with a performance condition. For PSU awards, the Company uses the graded vesting to allocate compensation expense, as the PSU awards are associated with market conditions, over the holder’s derived service period, and estimates the fair value of the PSU awards using the Monte Carlo simulation. The Company accounts for the effect of forfeitures as they occur.

Internal Use Software

The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure and such costs are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to software development projects. Software development costs that do not qualify for capitalization are expensed as incurred and recorded in research and development expense in the Statements of Operations and comprehensive income (loss).

Software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete, and the software is ready for its intended purpose. Software development costs are depreciated using a straight-line method over the estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. Internal use software is tested for impairment in accordance with our long- lived assets impairment policy.

Research and Development Expense

Research and development expense consist of outsourced engineering services, allocated facilities costs, depreciation, internal engineering and development expenses, materials, labor and stock-based compensation related to development of the Company’s products and services. Research and development costs are expensed as incurred except for amounts capitalized to internal-use software.

General, and Administrative Expenses

General, and administrative expense consist of personnel costs, allocated facilities expenses, depreciation and amortization, travel, and business development costs.

Other Income

As part of our research and development activities, we contract with shippers and freight carriers to transfer freight between the Company’s transfer hubs in return for cash consideration. Transferring freight with the Company’s research and development truck fleet are not and will not be considered an output of the Company’s ordinary activities. Consideration received from such arrangements is presented as other income in the Company’s Statement of Operations.

Interest Income

Interest income primarily consists of investment and interest income from marketable securities, long- term investments and our cash and cash equivalents.

Interest Expense

Interest expense consisted primarily of interest on our convertible notes payable, which was repaid upon consummation of the Business Combination.

Net Loss Per Share

Prior to the Merger and prior to effecting the recapitalization, the Company had one class of common stock. Subsequent to the Merger, the Company has two classes of common stock: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, including the liquidation and dividend rights, except with respect to electing members of the Board of Directors and voting rights. As the liquidation and dividend rights are identical, undistributed earnings and losses are allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders are the same for both Class A and Class B common stock on an individual and combined basis.

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all series of its convertible preferred stock to be participating securities. Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock do not have a contractual obligation to share in any losses.No dividends were declared or paid for the year ended December 31, 2021 or 2020.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of redeemable convertible preferred stock, stock options, and warrants. As the Company has reported losses for all periods presented, all potentially dilutive securities including preferred stock, stock options, and warrants, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized gains or losses on investments classified as available-for-sale.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), to improve the effectiveness of disclosures in the note to the financial statements by facilitating clear communication of the information required by generally accepted accounting principles. The adoption of ASU 2018-13 is effective for the Company beginning January 1, 2020. The adoption of this standard did not have a material impact to the Company’s results of operations for the year ended December 31, 2021.

In November 2019, the FASB issued ASU 2019-08, Compensation Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements — Share-Based Consideration Payable to a Customer (“ASU 2019-08”), which requires that share based consideration payable to a customer is measured under stock compensation guidance. Under ASU 2019-08, awards issued to customers are measured and classified following the guidance in Topic 718 while the presentation of the fair value of the award is determined following the guidance in ASC 606. ASU 2019-08 was early adopted in conjunction with the adoption of ASU 2018-07. The new ASU was adopted using a modified retrospective transition approach with no impact to the Company’s financial statements.

Recently Issued Accounting Pronouncements

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In May 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which deferred the effective dates for non-public entities. Therefore, this standard is effective for annual reporting periods, and interim periods within those years, for public entities beginning after December 15, 2018 and for private entities beginning after December 15, 2021. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. The Company is currently assessing the impact of this standard on its financial statements. The Company expects to record a right-of-use asset and lease liability in the range of $ 4.1-5.0 million, connection with adopting this standard as of January 1, 2022.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the financial statements.

In December 2020, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing certain separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. The amendments are effective for the Company beginning January 1, 2024, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its financial statements.

In May 2021, the FASB issued ASU 2021-04. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. This guidance will be effective for us on January 1, 2022 with early adoption permitted and will be applied prospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements.

3.    BUSINESS COMBINATION

On the Closing Date, Embark received net increase in cash of $243.9 million, net of transaction costs for the Business Combination of $70.2,which consist of legal, accounting, and other professional services directly related to the Merger, and are included in additional paid-in capital in the consolidated balance sheet as of December 31, 2021. On the Closing Date, each Embark stockholder received approximately 2.98 shares of the Company’s Class A common stock, par value $0.0001 per share, for each share of Embark Class A common stock, par value $0.0001 per share, that such stockholder owned, except the Embark Founders who received 2.98 shares of Company’s Class B common stock, par value $0.0001 per share, for 80% of their Embark Class A common stock owned, and 2.98 shares Company’s Class A common stock, par value $0.0001 per share, for each share of Embark Class A common stock. On the date of the Business Combination, the Company recorded a liability related to the Public and Private Warrants of $41.2 million, with an offsetting entry to additional paid-in capital. During the period from November 10, 2021 to December 31, 2021, the fair value of the Public and Private Warrants increased to $49.4 million, resulting in a charge of $8.2 million in the statement of operations for the year ended December 31, 2021. Upon closing of the Business Combination, the shareholders’ of NGA were issued 41.4 million of Class A common stock. In connection with the Closing, holders of 29.8 million shares of common stock of NGA were redeemed at a price per share of $10.00.

All equity awards of Embark were assumed by NGA and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A common stock. As a result, each stock option was converted into an option to purchase shares of the Company’s Class A common stock based on an exchange ratio of 2.98. Each award of the Embark’ RSUs and PSUs was converted into RSUs and PSUs of the Company based on an exchange ratio of 2.98, with the same underlying terms as the old award.

The Merger was accounted for as a reverse recapitalization with Embark as the accounting acquirer and NGA as the acquired company for accounting purposes. Embark was determined to be the accounting acquirer since Embark’ shareholders prior to the Merger had the greatest voting interest in the combined entity, Embark’ shareholders appointed the initial directors of the combined Board of Directors and control future appointments, Embark comprises all of the ongoing operations, and Embark’ senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these financial statements represents the accounts of Embark as if Embark, rather than NGA, is the predecessor to the Company. No step-up basis of intangible assets or goodwill was recorded and net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Embark. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (2.98 Company shares for 1 Embark share).

Immediately following the Business Combination there were 362,832,986 shares of Class A common stock and 87,078,781 shares of Class B common stock with a par value of $0.0001 issued and outstanding and 23,153,266 shares of Class A common stock warrants.

4.    BALANCE SHEET COMPONENTS

Short-term Investments

The Company did not have any short-term investments as of December 31, 2021. Short-term investments as of December 31, 2020, consist of the following (in thousands):

	Cost or	Unrealized
As of December 31, 2020	Amortized Cost	Gains	Fair Value
U.S government securities	$53,508	$45	$53,553
	$53,508	$45	$53,553

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2021 and 2020, respectively (in thousands):

	As of
	December 31,
	2021	2020
Prepaid insurance	$7,459	$138
Accrued interest and dividends	—	201
Prepaid software	2,564	279
Prepaid hardware	30	—
Income tax receivable	494	494
Short-term deposits	448	55
Other prepaid expenses	1,647	176
Other current assets	104	24
Total prepaid expenses and other current assets	$12,746	$1,367

Property, Equipment and Software

Property, equipment and software consist of the following as of December 31, 2021 and 2020, respectively (in thousands):

	As of
	December 31,
	2021	2020
Machinery and equipment	$344	$207
Electronic equipment	413	130
Vehicles and vehicle hardware	6,268	4,144
Leasehold improvements	258	119
Developed software	5,184	3,709
Other	26	—
Property, equipment and software, gross	12,493	8,309
Less: accumulated depreciation and amortization	(2,856)	(1,783)
Total property, equipment and software, net	$9,637	$6,526

Depreciation and amortization expense for the years ended December 31, 2021 and 2020, was $1.1 million, and $0.8 million, respectively.

Other Assets

Other assets consist of the following as of December 31, 2021 and 2020, respectively (in thousands):

	December 31,	December 31,
	2021	2020
Intangibles assets	$4	$3
Long-term deposits	3,592	75
Total Other Assets	$3,596	$78

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and 2020, respectively (in thousands):

	December 31,
	2021	2020
Accrued payroll expenses	823	259
Accrued general expenses	1,745	524
Accrued legal expenses	124	—
Accrued software expenses	—	—
Accrued consultant expenses	380	—
Short-term deferred rent	(15)	51
Early Exercise liability	26	11
Income tax payable	47	47
Other	12	—
Total accrued expenses and other current liabilities	$3,142	$892

5.    STOCKHOLDERS’ EQUITY

Shares Authorized and Outstanding

As of December 31, 2021, the Company had authorized a total of 4,110,000,000 shares for issuance with 4,000,000,000 shares designated as Class A common stock, 100,000,000 shares designated as Class B common stock and 10,000,000 shares designated as preferred stock.

Preferred and Founders Preferred Stock

As of December 31, 2021, there were 10,000,000 shares of preferred stock authorized and no shares of preferred and founders preferred stock was issued or outstanding.

Upon the completion of the Embark Pre-Closing Reorganization, Old Embark preferred stock was automatically converted into New Embark Common Stock, whereby eighty percent (80%) of Old Embark Common Stock held by the Founders converted into shares of Class B Common Stock and twenty percent (20%) of Embark Common Stock held in trust converted into shares of Class A common stock, and all other holders of Embark Common Stock converted into shares of Class A common stock using a conversion ratio of 2.98 calculated in accordance with the terms of the Merger Agreement.

The following table is a summary of the preferred stock and founders preferred stock as of December 31, 2020 (in thousands, except for share data):

		Shares Issued				Per Share
	Shares	and		Issue Price		Liquidation
	Authorized	Outstanding	Cash Raised	per Share		Preference
Founders Preferred Stock(1)	3,355,453	484,912	$—	$0.00		$0.00
Series A-1 Preferred Stock	10,902,512	10,902,512	375	0.10		0.10
Series A-2 Preferred Stock	16,026,811	16,026,811	735	0.14		0.14
Series A-3 Preferred Stock	7,413,655	7,413,655	425	0.17		0.17
Series A-4 Preferred Stock	1,762,026	1,762,026	100	0.17		0.17
Series A-5 Preferred Stock	7,995,163	7,995,163	550	0.21		0.21
Series A-6 Preferred Stock	10,881,464	10,881,464	2,390	0.66		0.66
Series A-7 Preferred Stock	45,162,478	45,162,478	12,399	0.82		0.82
Series B Preferred Stock	97,945,845	97,945,845	30,000	0.91	(1)	0.93
Series C Preferred Stock	62,492,368	62,492,367	70,001	3.34	(1)	3.50
Total	263,937,775	261,067,233	$116,975

(1)As part of our series B and C financing round, certain founders of the Company sold 0.7 and 1.0 million shares of founders preferred stock respectively, on a post-split basis, to an investor. Immediately after the sale, the founders preferred stock was converted into series B and C preferred stock. The original issuance price for the series B and C financing round was $0.93 and $3.50 respectively. The share price of $0.91 and $3.34 presented in the table above represents the average share price of shares issued and outstanding after the founder preferred stock was converted into series B and C shares.

The Company incurred $0.1 million, $0.1 million, $0.1 million of issuance costs related to series A, series B, and series C respectively.

Redemption

The Company’s preferred stock, as of December 31, 2021, does not contain any mandatory redemption features, nor are they redeemable at the option of the holder. The Company’s preferred stock contain a redemption feature that is contingent upon the occurrence of a deemed liquidation event or a change in control, as defined in the Company’s Certificate of Incorporation. As a deemed liquidation event or change in control event is within the control of the Company, preferred stock is presented as a component of the Company’s permanent equity on the balance sheets.

Transactions Related to Founders Preferred Stock

Founders preferred stock is substantively the same as common stock, as they share identical rights and features. The founders preferred stock can be converted into common stock on a one-to-one basis at any time. The founders preferred stock is presented as a component of the Company’s permanent equity.

In 2016, 1,788,375 shares of founders preferred stock were issued. The Company repurchased and retired 582,400 shares of founders preferred stock and subsequently enacted a reverse stock split of 6:1 which reduced the founder shares outstanding to 200,995.

During fiscal year 2018, certain founders sold 76,010 shares of their founders preferred stock to an investor of series B preferred stock and such shares automatically converted into shares of series B preferred stock pursuant to the terms of the Company’s Certificate of Incorporation. Subsequently in 2018, the Company enacted a forward split of 1:9 which increased the number of shares outstanding to 1,124,856.

During the fiscal year 2019, certain founders sold 962,298 shares to an investor of series C preferred stock and such shares automatically converted into shares of series C preferred stock pursuant to the terms of the Company’s Certificate of Incorporation.

As of December 31, 2020 there was 484,912 founders preferred stock outstanding.

Transactions Related to Preferred Stock

All share and per share information has been retroactively adjusted to reflect any stock splits.

In August 2019, the Company issued 20,949,454 shares of series C preferred stock at a purchase price of $3.50 per share and received $70.0 million in proceeds.

Class A and Class B Common Stock

The Company’s Board of Directors has authorized two class of common stock, Class A and Class B. Holders of Class A and Class B common stock are not entitled to preemptive or other similar subscription rights to purchase any of Embark Technology’s securities.

Class A common stock is neither convertible nor redeemable. Class B common stock is convertible into Class A common stock. Unless Embark Technology’s board of directors determines otherwise, Embark Technology will issue all of Embark Technology’s capital stock in certificated form. The Embark Founders held all outstanding shares of Class B common stock up on consummation of the Business Combination.

In connection with the merger with NGA on November 10, 2021, the Embark Founders exchanged 87,078,781shares of Founder's common stock, which were entitled to one vote per share, into the same number of shares of Class B common stock, which are entitled to ten votes per share. The Company recorded the incremental value of $13.6 million associated with this transaction as stock-based compensation in general and administrative expenses.

The significant rights, privileges and preferences of common stock as of December 31, 2021 are as follows:

Liquidation Preference

If Embark Technology is involved in voluntary or involuntary liquidation, dissolution or winding up of Embark Technology’s affairs, or a similar event, each holder of Embark Technology Common Stock will participate pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of Embark Technology preferred stock, if any, then outstanding.

Dividends

Each holder of shares of Embark Technology Common Stock is entitled to the payment of dividends and other distributions as may be declared by the Board from time to time out of Embark Technology’s assets or funds legally available for dividends or other distributions. These rights are subject to the preferential rights of the holders of Embark Technology’s Preferred Stock, if any, and any contractual limitations on Embark Technology’s ability to declare and pay dividends.

Voting

Each holder of Class A common stock is entitled to one vote per share on each matter submitted to a vote of stockholders, as provided by the Embark Technology Charter. Each holder of Class B common stock is entitled to ten votes per share on each matter submitted to a vote of stockholders, as provided by the Embark Technology Charter. Following the Business Combination, holders of Class B Common Stock will have the ability to control the business affairs of Embark Technology. The Embark Technology Bylaws provide that the holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, will constitute a quorum at all meetings of the stockholders for the transaction of business. When a quorum is present, the affirmative vote of a majority of the votes cast is required to take action, unless otherwise specified by law, the Embark Technology Bylaws or the Embark Technology Charter, and except for the election of directors, which is determined by a plurality vote. There are no cumulative voting rights.

6.    WARRANTS

As of December 31,2021, the following warrants were issued and outstanding:

				Fair Value	Exercise
			Warrants	Price per	Price per
Description	Classification	Issue Date	Outstanding	Share	Share	Expiration
FPA Warrants (1)	Liability	November 10, 2021	666,663	$2.01	$11.50	November 10, 2026
Public warrants	Liability	November 10, 2021	13,799,936	$2.01	$11.50	November 10, 2026
Private warrants	Liability	November 10, 2021	6,686,667	$2.35	$11.50	November 10, 2026
Working Capital warrants	Liability	November 10, 2021	2,000,000	$2.35	$11.50	November 10, 2026

(1)FPA are the “Forward Purchase Agreements” entered into, or amended and restated, by NGA on April 21, 2021

The Company determined the FPA, Public, Private and Working Capital warrants to be classified as a liability and fair valued the warrants on the issuance date using the publicly available price for the warrants, of $41.2 million. The fair value of the FPA and Public warrants were remeasured as of the reporting date with the change in value reflected as part of Other Expense.

The fair value of $49.4 million of Private and Working Capital warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of December 31, 2021:

Risk – free interest rate	1.24%
Expected term (in years)	4.86
Expected dividend yield	0%
Expected volatility	40.0%

The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

7.    STOCK-BASED COMPENSATION EXPENSE

Stock Option Plan

In connection with the Business Combination, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), under which the Company grants cash and equity incentive awards to directors, employees (including named executive officers) and consultants in order to attract, motivate and retain the talent for which the Company competes. The Company terminated the 2016 Stock Plan, provided that the outstanding awards previously granted under the 2016 Plan continue to remain outstanding under the 2016 Plan. Under the 2021 Plan, as of December 31, 2021, the Company has authorized to issue a maximum number of 58,713,535 shares of Class A common stock, with annual increases beginning January 1, 2022 and ending on and including January 1, 2031 of 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the preceding calendar year.

The Company adopted the 2016 Stock Plan in October 2016 (the “Plan”). The 2016 Plan authorized the grant of incentive stock options, non-statutory stock options, and restricted stock awards to employees, directors, and consultants. The 2016 Plan also initially reserved 993,542 shares of common stock (8,941,878 shares post-split in June 2018) for issuance and designated forfeited option shares to be returned to the option reserve. Options may be early exercised and are exercisable for a term of 10 years from the date of grant.As of December 31, 2020, the Company’s board of directors had authorized 33,959,633 shares to be reserved for options grants under the 2016 Plan. The Company had 6,523,460 shares available for issuance as of December 31, 2020.

Stock Option Valuation

The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted, which requires the input of highly subjective assumptions.

The Company calculates the fair value of each option grant on the grant date using the following assumptions:

Expected Term — The Company uses the simplified method when calculating expected term due to insufficient historical exercise data.

Expected Volatility — As the Company’s shares are not actively traded, the volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.

Expected Dividend Yield — The dividend rate used is zero as the Company does not have a history of paying dividends on its common stock and does not anticipate doing so in the foreseeable future.

Risk-Free Interest Rate — The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

	Years Ended December 31,
	2021	2020
Risk-free interest rate	0.55-1.09%	0.29-1.63%
Expected term (in years)	5.47-6.07	5.66-6.28
Expected dividend yield.	0%	0%
Expected volatility	36.88-46.74%	31.29-36.85%

The following table presents the impact of stock-based compensation expense on the Statements of Operations for the years ended December 31, 2021 and 2020 respectively (in thousands):

	Years Ended
	December 31,
	2021	2020

Research and development	$16,594	$743
General, and administrative	30,961	99
Sales and Marketing	$52	$—
Total stock-based compensation expense	$47,607	$842

Total stock-based compensation that was capitalized into internally developed software asset was $0.2 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively.

Option Activity

Changes in stock options are as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Options	Exercise Price	Contractual	Value
	Outstanding	Per Share	Term (years)	(in thousands)
Outstanding at December 31, 2019	23,191,158	$0.07	8.29	$9,469
Granted	6,787,303	0.28
Exercised	(1,934,106)	0.07		1,226
Cancelled	(2,627,039)	0.10
Outstanding at December 31, 2020	25,417,316	$0.12	7.68	$15,194
Granted	3,152,285	0.78
Exercised	(1,781,794)	0.15		6,123
Cancelled	(1,429,352)	0.21
Outstanding at December 31, 2021	25,358,455	$0.20	6.89	$215,093
Vested and exercisable as of December 31, 2021	17,675,057	$0.10	6.17	$151,634

The weighted-average grant date fair value of stock options issued for the years ended December 31, 2021 and 2020 were, $1.86 and $0.42, respectively. The total intrinsic value of stock options exercised was $6.1 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. The fair value of awards vested in the years ended December 31, 2021 and 2020 was $2.4 million and $1.0 million, respectively.

Restricted Stock Units

During the period ended December 31, 2021, the Company granted RSUs to its employees. The RSUs are subject to performance and service-based vesting conditions satisfied over four years with one-fourth of the award vesting after the first-year anniversary and one-forty eighth of the award vesting monthly thereafter. The related stock-based compensation is recognized based on a graded attribution method. For the period ended December 31, 2021, the Company recognized stock-based compensation associated with such RSUs as the performance condition has been met as of November 10, 2021, in the amount of $25.9 million. The company recognized the expense based on an accelerated attribution method.

As of December 31, 2021, there was $55.4 million unrecognized stock-based compensation expense related to outstanding RSUs granted to employees, with a weighted-average remaining vesting period of 4.0 years.

The Company’s RSUs activity for the year ended December 31, 2021 was as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value per Share
Outstanding at December 31, 2020	—	$—
Granted	9,630,307	8.44
Forfeited	(9,194)	8.48
Vested	(4,339)	9.01
Outstanding at December 31, 2021	9,616,774	$8.44

Performance Stock Units

During the year ended December 31, 2021, the Company granted PSUs to its employees. The PSUs are subject to certain market and performance-based conditions which require the Company to become a registered public company and meet market conditions that are based on the Company achieving six different valuation tranches as derived from the achievement of escalating share price thresholds of $20.00, $35.00, $50.00, $65.00, $80.00 and $100.00 (calculated based on the 90-day volume weighted average price or, in the event of a change in control, the fair market value based on the terms of such change in control) following the first anniversary of the consummation of the Business Combination. The market condition can be achieved over ten years in relation to the pre-money valuation prior to the Business Combination. Once the performance condition has been achieved or is considered probably of being achieved, the related stock-based compensation is recognized based on a graded attribution method. For the period ended December 31, 2021, given the performance condition was achieved through the Business Combination, the Company recognized stock-based compensation associated with such PSUs in the amount of $4.5 million. The company recognized the expense based on an accelerated attribution method.

As of December 31, 2021, there was $83.6 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining vesting period of 8.74 years.

The Company’s PSUs activity for the year ended December 31, 2021 was as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value per Share
Outstanding at December 31, 2020	—	$—
Granted	44,715,756	1.97
Forfeited	—	—
Vested	—	—
Outstanding at December 31, 2021	44,715,756	$1.97

Common Stock Units

The Company issued shares of Class A common stock upon the exercise of certain Embark warrants issued for services at the time of consummation of the Business Combination, which was subject to vesting terms, with the shares being subject to cancellation. These warrants were exercised on a cashless basis, with the unvested shares being excluded from the stockholders’ equity. Early exercises are reclassified to additional paid-in capital as the Company’s cancellation right lapses. The number of unvested shares of Class A common stock were 1,481,065 as of December 31, 2021.

As of December 31, 2021, there was $4.2 million unrecognized stock-based compensation expense related to outstanding Common Stock Units (“CSUs”) granted to non-employees, with a weighted-average remaining vesting period of 2.37 years.

The Company's CSUs activity for the year ended December 31, 2021 was as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value per Share
Outstanding at December 31, 2020	—	$—
Granted	2,256,861	2.48
Forfeited	—	—
Vested	(775,796)	2.48
Outstanding at December 31, 2021	1,481,065	$2.48

8.    RETIREMENT SAVINGS PLAN

The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan amounts of their pre- tax salary subject to statutory limitations. The Company does not currently offer a match and has not provided a match for the years ended December 31, 2021 and 2020.

9.    INCOME TAXES

Loss before provision for income taxes are $124.2 million and $21.5 million for the years ended December 31, 2021 and 2020, respectively. The Company did not incur any income tax provision for the years ended December 31, 2021 and 2020.

A reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2021	2020
U.S. federal tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	5.41%	7.84%
Non-deductible expenses and other	(0.21)%	(0.16)%
Share-based compensation	(0.33)%	(0.95)%
Compensation Disallowance under 162(m)	(4.43)%	—%
Research and development credits	0.87%	0.79%
Initial public offering costs	(0.12)%	—%
Interest on convertible note	(1.38)%	—%
Warrant expense	(1.19)%	—%
Derivative liability	(1.22)%	—%
Change in valuation allowance, net	(18.40)%	(28.52)%
Effective tax rate	—%	—%

For the years ended December 31, 2021 and 2020, the Company’s effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of state income taxes, R&D credits and changes in the Company’s valuation allowance.

	Balance at
(in thousands)	beginning	Charges to		Balance at
Valuation Allowance	of period	expenses	Deductions	end of period
Year ended December 31, 2021	$(13,425)	$(25,934)	$—	$(39,359)
Year ended December 31, 2020	(7,278)	(6,147)	—	(13,425)

The components of the Company’s net deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$27,241	$12,798
Stock based compensation	5,730	—
Other accruals	84	77
Fixed Assets and Intangibles	27	163
Capitalized Start-up Expenses	3,939	—
Credit carryforwards	3,781	1,426
Total deferred tax assets	40,802	14,464
Valuation Allowance	(39,359)	(13,425)
Total deferred tax assets after valuation allowance	$1,443	$1,039
Deferred tax liability
Capitalized Software	(1,443)	(1,039)
Net deferred tax assets	$—	$—

Due to its history of operating losses, the Company has not recorded any income tax expense for the years ended December 31, 2021 and 2020.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The Company could not conclude that it was more likely than not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its deferred tax assets. The valuation allowance as of December 31, 2020 was $13.4 million, which increased to $39.4 million for the year ended December 31, 2021. The increase in the valuation allowance is primarily due to current year losses and research credits.

As of December 31, 2021 and 2020, the Company has U.S. federal net operating loss carryforwards of $97.2 million and $45.8 million respectively, and state net operating loss carryforward of $100.0 million and $47.2 million respectively, which begin to expire in 2036 for federal and state purposes. Approximately $93.2 million of the federal net operating losses included above can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company has U.S. federal research credit carryforwards of $3.4 million and $1.2 million respectively, and state research credit carryforwards of $2.9 million and $1.5 million respectively. The federal tax credit carryforwards will begin to expire in 2037, if not utilized. The state credit carryforwards do not expire.

The Company has not performed a Section 382 study to determine whether it had experienced a change in ownership and, if so, whether the tax attributes (NOLs or credits) were impaired. Under Section 382 of the Internal Revenue Code of 1986, as amended, the Company’s ability to utilize NOL or other tax attributes, such as research tax credits, in any taxable year, may be limited if the Company has experienced an “ownership change.” Generally, a Section 382 ownership change occurs if there is a cumulative increase of more than 50 percentage points in the stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock within a specified testing period. Similar rules may apply under state tax laws.

A reconciliation of the beginning and ending balance to total unrecognized tax position is as follows (in thousands):

	As of December 31,
	2021	2020
Unrecognized tax benefits, beginning of year	$1,028	$614
Increases related to prior year tax provisions	—	—
Increase related to current year tax provisions	1,099	414
Unrecognized tax benefits, end of year	$2,127	$1,028

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2021, there was no accrued interest or penalties related to uncertain tax positions. None of the unrecognized tax benefits would impact the effective tax rate if realized. The Company does not expect the unrecognized tax benefits to significantly change in the next twelve months.

The Company reports income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 740, Income Taxes, which requires an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

The Company files income tax returns in the U.S. and various state jurisdictions. The U.S. and state jurisdictions have statutes of limitations that generally range from three to five years. Due to the Company’s net losses, substantially all of its federal, state and local income tax returns are subject to examination for federal and state purposes since inception. The Company is not currently under examination for federal or state income tax purposes.

In March 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As of December 31, 2021, the Company expects that these provisions will not have a material impact as the Company has no net operating losses or AMT credits that would fall under these provisions.

10.    CONVERTIBLE DEBT AND NOTES PAYABLE

On April 16, 2021, the Company entered into a $25 million note payable that the Company utilizes for operations and research and development. The note has an interest rate of 10%, with the unpaid principal and accrued interest being due on April 16, 2022. The note does not contain voluntary prepayment clause unless consented by the note holder, as defined in the agreement. The Company recorded $8.1 million of debt issuance costs related to embedded derivatives on April 16, 2021, which was accreted during the year ended December 31, 2021 as interest expense. Further, the Company recorded an impact of $4.3 million as additional mark to market expense for such derivative liability during the year ended December 31, 2021. Upon consummation of the merger described in Note 3, these notes were converted into 3,774,951 shares of Class A common stock. As a result of this conversion the company recorded $37.5 million to additional paid-in-capital with the offset to the convertible note and derivative balance as of the date of conversion. As of December 31, 2021, this note balance and the related derivative liability is no longer outstanding.

On February 18, 2021 and January 5, 2021, the Company entered into financing agreement to finance the purchase of trucks that the Company utilizes for research and development. The financing agreements consisted of a loan of $0.1 million and $0.1 million at an interest rate equal to 6.99% and 7.50% per annum, with a maturity date of April 1, 2026 and January 19, 2027, respectively. The Company makes equal monthly installment payments over the term of each financing arrangement which are allocated between interest and principal.

On February 19, 2018, January 28, 2019, and May 23, 2019, the Company entered into financing agreement to finance the purchase of trucks that the Company utilizes for research and development. The financing agreements consisted of a loan of $0.3 million, $0.4 million, and $0.5 million at an interest rate equal to 8.25% per annum, with a maturity date of March 5th, 2023, February 14, 2024, and June 12, 2024, respectively. The Company makes equal monthly installment payments over the term of each financing arrangement which are allocated between interest and principal.

The Company entered into financing agreement on August 2, 2016 to finance the purchase of trucks that the Company utilizes for research and development. The financing agreements consisted of a loan of $0.1 million at an interest rate equal to 12.50% per annum, with a maturity date of August 9, 2020. The Company makes equal monthly installment payments over the term of each financing arrangement which are allocated between interest and principal.

Notes payable as of December 31, 2021 and 2020, $1.1 million, and $0.8 million, respectively.

The following table presents future payments of principal as of December 31, 2021 (in thousands):

Fiscal year
2022	358
2023	313
2024	182
2025 and thereafter	227
Total future payments	$1,080

11.     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events. In the opinion of management, all such matters are not expected to have a material effect on the financial position, results of operations or cash flows of the Company. However, the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2021, and December 31, 2020.

Lease Agreement

The Company leases office facilities in the United States that expire at various dates through December 2027. All lease arrangements entered into are classified as operating leases. Certain leases contain scheduled increases in rental payments resulting in uneven cash flows over the life of the lease. The difference between the required lease payment and the recognition of lease expense on a straight-line basis is recorded as a deferred rent liability on the balance sheet. Rent expense during the years ended December 31, 2021 and 2020, was $1.4 million and $1.4 million, respectively.

Total future minimum lease payments over the term of the lease as of December 31, 2021, are as follows (in thousands):

Years Ended December 31,	Lease Payments
2022	$3,669
2023	5,194
2024	5,165
2025	3,970
2026	4,666
2027	$4,367
Total	$27,031

The Company’s headquarter lease in San Francisco, CA contains an option to renew the lease for a period of three years upon expiration of the initial lease term in December 2024 for which the base rent shall be the then fair market value rent at the time of exercise.

12.  NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2021 and 2020 (in thousands, except share and per share data).

	Years Ended
	December 31,
	2021	2020
Numerator:
Net loss	$(124,213)	$(21,531)
Net loss attributable to ordinary shareholders	$(124,213)	$(21,531)
Denominator:
Weighted-average ordinary shares outstanding, Class A	173,157,272	138,886,157
Net loss per share attributable to common stockholders, basic and diluted, Class A	$(0.67)	$(0.16)
Weighted-average ordinary shares outstanding, Class B	12,167,200	$—
Net loss per share attributable to common stockholders, basic and diluted, Class B	$(0.67)	$—

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following weighted-average outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive.

	December 31,
	2021	2020

Founders Preferred shares	—	484,912
Series A-1 convertible preferred shares	—	10,902,511
Series A-2 convertible preferred shares	—	16,026,810
Series A-3 convertible preferred shares	—	7,413,655
Series A-4 convertible preferred shares	—	1,762,026
Series A-5 convertible preferred shares	—	7,995,163
Series A-6 convertible preferred shares	—	10,881,463
Series A-7 convertible preferred shares	—	45,162,477
Series B convertible preferred shares	—	97,945,841
Series C convertible preferred shares	—	62,492,365
Options issued and outstanding	17,675,097	25,417,375
Warrants issued and outstanding	23,153,267	—
Restricted stock units	9,621,113	—
Common stock units	1,481,065	—
Performance stock units	44,715,756	—
Total	96,646,298	286,484,598

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, due to the material weakness described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on (November 10, 2021). Prior to the Business Combination, the Company was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combination were insignificant compared to those of the Post-Combination Company. The design and implementation of internal control over financial reporting for the Post-Combination Company has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Despite the fact that our management was unable to make a full assessment of the effectiveness of internal control over financial reporting in the course of preparing our financial statements as of and for the year ended December 31, 2021 management identified a material weakness in our internal control over financial reporting, described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our financial statement close process for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting resulting from a lack of sufficient number of qualified personnel within our accounting function who possessed an appropriate level of expertise to effectively perform the following functions:

●	identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and
●	assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

If not remediated, this material weakness could result in material misstatements in Embark’s annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies such as our company to provide only management’s report in the Annual Report on Form 10-K

Remediation Plan

With the oversight of senior management, Embark is in the process of developing a remediation plan and has engaged external advisors and consultants to assist with the implementation of the plan. Embark’s remediation efforts are focused on (i) hiring of personnel with technical accounting and financial reporting experience; (ii) implementation of improved accounting and financial reporting processes; and (iii) implementation of systems to improve the completeness, timeliness and accuracy of Embark’s financial reporting.

Embark believes the measures described above should remediate the material weakness identified and strengthen its internal control over financial reporting. The remediation initiatives outlined above are estimated to take place over the next 6 to 12 months. While Embark continues the challenging and costly process to implement its plan to remediate the material weakness, it cannot predict the success of such plan or the outcome of its assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. Embark can give no assurance that this implementation will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in its internal control over financial reporting will not be identified in the future.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no material changes in Embark’s internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Executive Officers
Alex Rodrigues	26	Chief Executive Officer, Founder and Director
Brandon Moak	26	Chief Technology Officer, Founder and Director
Richard Hawwa	37	Chief Financial Officer
Siddhartha Venkatesan	43	Chief Legal Officer
Directors
Elaine Chao	68	Director
Patricia Chiodo	57	Director
Pat Grady	39	Director
Ian Robertson	62	Director

Executive Officers

Alex Rodrigues co-founded Embark and has served as our Chief Executive Officer since the company’s founding in 2016. Mr. Rodrigues has an extensive background in robotics, beginning with a world robotics championship win as a middle school student in 2009. Mr. Rodrigues studied at the University of Waterloo, where he built Canada’s first self-driving vehicle, a golf cart that was used to take guests on tours of the campus. Mr. Rodrigues is a 2016 Thiel Fellowship recipient and was accepted into Silicon Valley startup incubator Y-Combinator, where he launched Embark. Under Mr. Rodrigues’s tenure as Chief Executive Officer, Embark has achieved a number of industry firsts as it commercializes autonomous freight: Embark was the first self-driving truck company to achieve an autonomous coast-to-coast drive, the first to reach 100,000 miles driven on public roads, and the first to open transfer points. We believe that Mr. Rodrigues is highly-qualified to serve as a member of our board of directors due to his longtime leadership of our company, deep business experience in the autonomous trucking sector, and technical expertise in robotics.

Brandon Moak co-founded Embark and has served as our Chief Technology Officer since the company’s founding in 2016. In his role, he leads engineering and R&D at our company, and has overseen development of the Embark Driver software, the core of Embark’s commercialization effort.

Mr. Moak has also led the design and development of the Embark Universal Interface, a first-of-its-kind set of standardized self-driving components and flexible interfaces necessary for major truck OEMs to more easily and robustly integrate Embark’s autonomous technology onto their vehicle platforms. Mr. Moak previously worked as a robotics engineer and a software developer, respectively, at technology companies Kindred.ai and Clear Blue Technologies. Mr. Moak is an alumnus of the University of Waterloo where he studied mechatronics engineering. Mr. Moak has served on our board of directors since our inception and will continue in this role. We believe that Mr. Moak is highly-qualified to serve as a member of our board of directors due to his longtime leadership of research and development at the company, deep business experience in the autonomous trucking sector, and technical expertise in robotics.

Richard Hawwa has served as our Chief Financial Officer since May 2021. Mr. Hawwa has more than 15 years of investment banking experience. Prior to joining us, Mr. Hawwa most recently served as a Managing Director at Citigroup, responsible for coverage of a variety of industrial and technology companies across the global mobility sector. Mr. Hawwa began his career as an analyst in the investment banking division at UBS. Throughout his career, Mr. Hawwa’s primary responsibilities included working with companies assisting on capital raising transactions and advising on strategic matters. Prior to assuming mobility sector coverage responsibility, Mr. Hawwa specialized in M&A, working across a diverse set of disruptive and traditional sectors, including biotechnology, medical device technology, financial technology, diversified industrials and energy. Mr. Hawwa has advised and assisted on a variety of complex transactions with an aggregate transaction value of more than $125 billion in North America, Europe and Asia. Mr. Hawwa graduated in three years with honors from Southern Methodist University with a Bachelor of Business Administration in Finance and a minor in Economics.

Siddhartha (Sid) Venkatesan has served as our Chief Legal Officer since April 2021. Mr. Venkatesan was previously a Partner at Orrick, Herrington & Sutcliffe LLP, specializing in intellectual property strategy as well as litigation of high stakes IP matters in courts and tribunals around the country. Mr. Venkatesan has represented a wide range of technology clients in a diverse array of matters, including as part of trial teams that secured or defeated eight-and nine-figure claims, and numerous other representations for companies including Apple, Applied Materials, eBay, Brocade, CoreLogic and Acer as well as many startups. Mr. Venkatesan also served as a legal executive and Chief IP Counsel at GE Digital, General Electric’s Industrial IoT business, and was Chief Operating Officer and General Counsel at a private equity-held capital equipment manufacturer. Mr. Venkatesan has a B.S. in Mechanical and Aerospace Engineering from Cornell University, a J.D. from NYU School of Law and an M.B.A. from the Wharton School, University of Pennsylvania.

Directors

Elaine Chao has served on our board since November 2021 and has also served as a member of Embark’s board of directors from June 2021. Ms. Chao is the former U. S. Secretary of Labor and the former U. S. Secretary of Transportation. She is the first Asian Pacific American woman to be appointed to a President’s cabinet in American history. Prior to being appointed Secretary of Labor, she was President and CEO of United Way of America, Director of the Peace Corps, Deputy Secretary of U. S. Department of Transportation, Chair of the Federal Commission. She has also worked in the private sector as vice president of Syndications for BankAmerica Capital Markets Group and Citibank. She has also been a director on a number of Fortune 100 public and nonprofit boards. The recipient of 37 honorary doctorate degrees, she has a MBA from Harvard Business School.

Ms. Chao’s extensive leadership experience in high profile positions at large, complex organizations in the public, private and non-profit sectors brings valuable perspective to matters relevant to the Company in the areas of global competitiveness, international geopolitical dynamics, workforce development, trends in governmental policies and corporate governance. In particular, Ms. Chao’s service as U.S. Secretary of Transportation provides extensive knowledge and experience regarding safety, and the importance of innovation and infrastructure in our nation’s economic competitiveness. Her service as U.S. Secretary of Labor provides extensive knowledge and experience regarding labor and employment trends, workforce health and safety, pension benefits and competition in a worldwide economy. Ms. Chao’s ongoing board memberships in the financial and communications industries also provide further insight into finance, macroeconomics and new media developments.

Patricia Chiodo has served on our board since November 2021. Ms. Chiodo currently serves as the Chief Financial Officer of Verra Mobility Corporation, and served in the same capacity at ATS Consolidated, Inc. prior to its business combination with Verra Mobility Corporation, since June 2015. Previously, Ms. Chiodo served as the Co-President and Chief Financial Officer of Origami Owl LLC from September 2013 to April 2015. Ms. Chiodo also served as a director of Acme Lift Company from March 2013 to March 2015. Prior to joining Origami Owl LLC, Ms. Chiodo was a consultant to privately held companies from May 2012 to August 2013, and was the Senior Vice President and Chief Financial Officer for RSC Holdings, Inc. from April 2010 to April 2012. Ms. Chiodo holds a bachelor’s degree in business administration from the University of Arizona. Embark Technology believes Ms. Chiodo is well-qualified to serve on its board of directors due to her extensive business experience as a financial executive of a public company and of multiple businesses.

Pat Grady has served on our board since November 2021 and has also served as a member of Embark’s board of directors from May 2018. Mr. Grady currently serves as a Partner at Sequoia Capital, which he joined in 2007, and is responsible for Sequoia Capital’s growth-stage investment business. Mr. Grady is an active senior business professional, and currently serves as a director of multiple companies, including, Amplitude, Attentive, Cribl, Drift, Namely, Okta (OKTA), and Pilot. These ongoing memberships provide insight into the enterprise technology and financial services industry and developments. During his career, he has also worked with companies such as HubSpot (HUBS), Jive Software, MarkLogic, Medallia (MDLA), OpenDNS, Qualtrics (XM), ServiceNow (NOW), Snowflake (SNOW), Sumo Logic (SUMO), Sunrun (RUN), and Zoom (ZM), among others. Mr. Grady received a Bachelor of Science degree from Boston College. Embark Technology believes Mr. Grady is well-qualified to serve on its board of directors due to his extensive experience in working with and serving at the boards of growth-stage businesses.

Ian Robertson has served on our board since November 2021. One of NGA’s founders, has served as its Chief Executive Officer and a member of its Board of Directors since its formation. He also served as the Vice Chair of the Board of Directors of Northern Genesis Acquisition I from June 2020 until consummation of its initial business combination in May 2021 and has served as Chief Executive Officer and a member of the Board of Directors of Northern Genesis Acquisition III since its formation in January 2021. Mr. Robertson is an active senior business professional and currently leads InfraStar Investments, an infrastructure investment fund management company. In July 2021, he was appointed Co-Chair of the Board of Directors of Largo Resources Ltd. (TSX: LGO) (NASDAQ: LGO) and interim President of Largo Clean Energy Corp., a subsidiary of Largo Resources Ltd. Mr. Robertson co-

founded APCI in 1988 and previously served as Chief Executive Officer and Director of Algonquin Power & Utilities Corp. from October 2009 through July 2020. During his leadership tenure, Algonquin grew to become one of Canada’s largest power and utilities companies, serving regulated electricity, natural gas and water utility customers in the U.S. and Canada and owning and operating a large portfolio of global renewable wind and solar powered generation capacity. He has more than 30 years of experience in the origination and execution of global infrastructure investment initiatives and is committed to the concept of sustainable investing. Mr. Robertson previously served on the Board of Directors of Atlantica Sustainable Infrastructure plc (NASDAQ: AY), a publicly listed affiliate of Algonquin traded on the NASDAQ exchange. Mr. Robertson received an electrical engineering degree from the University of Waterloo, a Master of Business Administration from York University, and a Master of Law from the Law School of the University of Toronto. He is a professional engineer and holds a Chartered Financial Analyst designation. Embark Technology believes Mr. Robertson is well-qualified to serve on its board of directors due to his business experience and contacts and relationships.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Corporate Governance

Composition of the Board of Directors

When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of its business and structure, the board of directors expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.

Our board of directors consists of six directors, and we plan to add a new director to our board. In accordance with the Embark Technology Charter, the board of directors is be divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

●	The Class I directors are Patricia Chiodo, Alex Rodrigues and an additional director who is yet to be identified and their terms will expire at the first annual general meeting of stockholders to be held following the completion of the Business Combination;
●	The Class II directors are Elaine Chao and Ian Robertson, and their terms will expire at the second annual general meeting of stockholders to be held following the completion of the Business Combination; and
●	The Class III directors are Pat Grady and Brandon Moak and their term will expire at the third annual general meeting of stockholders to be held following the completion of the Business Combination. The division of Embark Technology’s board of directors into three classes with staggered three-year terms may delay or prevent a change of Embark Technology’s management or a change in control.

Committees of the Board of Directors

Our board of directors directs the management of its business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, compensation committee and nominating and governance committee each of which operates under a written charter. In addition, from time to time, special committees may be established under the direction of the board of directors when the board deems it necessary or advisable to address specific issues. The charters of all three committees are available on our investor relations website, “https://investors.embarktrucks.com/”.

Audit Committee

Our audit committee consists of Patricia Chiodo, Elaine Chao, and Ian Robertson, with Patricia Chiodo serving as the chair of the committee. Our board of directors has determined that each of these individuals meets the independence requirements of the Sarbanes-

Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Our board of directors has determined that Patricia Chiodo qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq rules. In making this determination, our board has considered Patricia Chiodo’s formal education and previous and current experience in financial and accounting roles. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

Compensation Committee

Our compensation committee consists of Pat Grady and Patricia Chiodo. Patricia Chiodo and Pat Grady are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that Patricia Chiodo and Pat Grady are “independent” as defined under the applicable Nasdaq listing standards, including the standards specific to members of a compensation committee.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. We will comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Pat Grady and Ian Robertson. Our board of directors has determined that Pat Grady and Ian Robertson are “independent” as defined under the applicable listing standards of Nasdaq and SEC rules and regulations.

Code of Ethics

We have a code of ethics that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, https://investors.embarktrucks.com/. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its website rather than by filing a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity, other than Embark, that has one or more executive officers serving as a member of our board of directors.

Item 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2021 Summary Compensation Table” below. For the year ended December 31, 2021, our “named executive officers” and their positions were as follows:

●	Alex Rodrigues, Chief Executive Officer;
●	Brandon Moak, Chief Technology Officer; and
●	Richard Hawwa, Chief Financial Officer.

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for fiscal years ended December 31, 2020 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Total ($)
Alex Rodrigues	2021	180,000	—		57,211,582	57,391,582
Chief Executive Officer	2020	160,673				160,673
Brandon Moak	2021	180,000	—		30,805,652	30,985,652
Chief Technology Officer	2020	160,673				160,673
Richard Hawwa	2021	228,846	$87,500	(2)	37,410,000	37,726,346
Chief Financial Officer	2020

(1) Amounts reflect the full grant-date fair value of restricted stock units granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock unit awards made to executive officers in Note 7 to our audited consolidated financial statements included elsewhere in this Form 10-K.

(2) Represents the portion of Mr. Hawwa’s retention bonus that was earned and no longer subject to repayment at the end of 2021.

Narrative to the Summary Compensation Table

2021 Base Salary

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Messrs. Rodrigues and Moak each have an annual base salary equal to $180,000 and Mr. Hawwa has an annual base salary equal to $350,000. The actual base salaries paid to each named executive officer for 2021 are set forth in the “Summary Compensation Table” above in the column titled “Salary.”

2021 Cash Bonuses

We do not currently maintain an annual bonus program for our employees, including our named executive officers. None of our named executive officers received any annual bonus payments with respect to their services in 2021.

In connection with commencement of employment, Mr. Hawwa received a retention bonus equal to $150,000. Such retention bonus was paid shortly after his employment start date, but is subject to repayment on a prorated basis in the event of termination by the Company for Cause or by Mr. Hawwa without Good Reason (each as defined in his offer letter and described below) during the first twelve months of his employment. The amount set forth in the “Summary Compensation Table” above in the column titled “Bonus” reflects the portion that was earned and no longer subject to repayment as of the December 31, 2021.

Equity Compensation

We previously maintained the Amended and Restated 2016 Stock Plan, or the 2016 Stock Plan, pursuant to which we have granted stock options and restricted stock units to certain service providers, including the awards described below. Unvested stock options and restricted stock units granted pursuant to the 2016 Stock Plan were converted into stock options and restricted stock units in the Company and remain outstanding and eligible to vest in accordance with their terms following the consummation of the Business Combination. The description of awards below reflect such conversion.

On June 28 2021, we granted 29,065,434 and 15,650,321 performance-vesting restricted stock units to Messrs. Rodrigues and Moak, respectively. Such restricted stock units are eligible to vest in equal installments upon achievement of escalating share price thresholds of $20.00, $35.00, $50.00, $65.00, $80.00 and $100.00 (calculated based on the 90-day volume weighted average price or, in the event of a change in control, the fair market value based on the terms of such change in control) following the first anniversary of the consummation of the Business Combination, and subject to certain other terms and conditions, including certain specified treatment in the event of change of control or change in role of either Mr. Rodrigues or Mr. Moak, as applicable.

In addition, in connection with the commencement of Mr. Hawwa’s employment on May 1, 2021, we granted him 4,474,510 time-vesting restricted stock units (the “Hawwa RSU Grant”) with grant date June 28, 2021. Twenty-five percent (25%) of the Hawwa RSU Grant will vest on the first anniversary of Mr. Hawwa’s employment start date with the Company and the remaining seventy-five (75%) of the Hawwa RSU Grant will vest in equal monthly installments after such first anniversary, each subject to Mr. Hawwa’s continued employment with the Company through the applicable vesting date over the course of the three subsequent years. In the event Mr. Hawwa is terminated without Cause by the Company or Mr. Hawwa’s Resignation for Good Reason (each as defined in his offer letter and described below) within twelve months after a change in control, all unvested portion of the Hawwa RSU Grant shall immediately vest in full.

Following the Business Combination, no further awards have been granted under the 2016 Stock Plan and, in connection with the Business Combination, we adopted the 2021 Incentive Award Plan, under which we may grant cash and equity incentive awards to directors, employees (including our named executive officers) and consultants in order to continue to attract, motivate and retain the talent for which we compete. No awards were granted to the named executive officers under the 2021 Incentive Award Plan in 2021.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Health/Welfare Plans. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

●	medical, dental and vision benefits;
●	medical and dependent care flexible spending accounts;
●	life insurance and accidental death and dismemberment;
●	commuter benefits; and
●	cell phone reimbursement.

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our employees, including our named executive officers. We do not provide any perquisites to our named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or benefits paid or provided by our Company.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

				Market Value of	Equity incentive plan		Equity incentive plan awards:
		Number of Shares or		Shares or Units of	awards: number of		market or payout value of
		Units of Stock That		Stock That Have	unearned shares, units or		unearned shares, units or
		Have Not Vested		Not Vested (Time-	other rights that have not		other rights that have not
		(Time-Based Vesting)		Based Vesting)	vested (Performance-Based		vested (Performance-Based
Name	Grant Date	(#)		($)(1)	Vesting) (#)		Vesting) ($)(1)
Alex Rodrigues Chief Executive Officer	6/28/21	__		__	4,844,239	(2)	$42,047,994
Brandon Moak Chief Technology Officer	6/28/21	__		__	2,608,386	(2)	$22,640,797
Richard Hawwa Chief Financial Officer	5/1/21	4,474,510	(3)	$38,838,747	__		__

(1) Represents the fair market value per share of our common stock of $8.68, as of December 31, 2021.

(2) This represents the number of shares Class A common stock that vest upon hitting the immediately subsequent stock price hurdle associated with the award of performance-based RSUs (i.e., $20.00) (calculated based on the 90-day volume weighted average price or, in the event of a change in control, the fair market value based on the terms of such change in control) following the first anniversary of the consummation of the Business Combination, subject to continued service through the vesting date. If the maximum stock price hurdle ($100.00) is achieved following the achievement of the five preceding stock price hurdles ($20.00, $35.00, $50.00, $65.00 and $80.00), Messrs. Rodrigues and Moak will be entitled to a cumulative number of shares of Class A common stock equal to 29,065,434 and 15,650,321, respectively, in respect of such RSUs. See “—Equity Compensation” for further details on such awards.

(3) Twenty-five percent (25%) of the RSUs vest on May 1, 2022 and the remaining seventy-five percent (75%) of the RSUs will vest in equal monthly installments thereafter, in each case, subject to Mr. Hawwa’s continued employment with the Company through the applicable vesting date.

Executive Compensation Arrangements

Each of our named executive officers is subject to an offer letter and confidential information and inventions assignment agreement with the Company. Our named executive officers’ agreements are generally described below.

Alex Rodrigues

On May 9, 2018, the Company and Mr. Rodrigues entered into an offer letter (the “Rodrigues Offer Letter”), providing for his position as Chief Executive Officer of the Company. Mr. Rodrigues’s employment with the Company is at-will and either party may terminate Mr. Rodrigues’s employment at any time for any reason. The Rodrigues Offer Letter provides that Mr. Rodrigues is entitled to a base salary of $100,000 per year (which has subsequently been increased to $180,000). Mr. Rodrigues is also subject to certain confidentiality and inventions assignment obligations pursuant to a separate confidential information and invention assignment agreement, including perpetual confidentiality and a one-year post-termination non-solicit of employees and to the extent appropriate to enforce the Company’s rights to applicable trade secrets, a non-solicit of customers and other business relations.

Brandon Moak

On May 9, 2018, the Company and Mr. Moak entered into an offer letter (the “Moak Offer Letter”), providing for his position as Chief Technology Officer of the Company. Mr. Moak’s employment with the Company is at-will and either party may terminate Mr. Moak’s employment at any time for any reason. The Moak Offer Letter provides that Mr. Moak is entitled to a base salary of $100,000 per year (which has subsequently been increased to $180,000). Mr. Moak is also subject to certain confidentiality and inventions assignment obligations pursuant to a separate confidential information and invention assignment agreement, including perpetual confidentiality and a one-year post-termination non-solicit of employees and to the extent appropriate to enforce the Company’s rights to applicable trade secrets, a non-solicit of customers and other business relations.

Richard Hawwa

On April 2, 2021, the Company and Mr. Hawwa entered into an offer letter (the “Hawwa Offer Letter”), providing for his position as Chief Financial Officer of the Company. Mr. Hawwa’s employment with the Company is at-will and either party may terminate Mr. Hawwa’s employment at any time for any reason.

The Hawwa Offer Letter provides that Mr. Hawwa is entitled to a base salary of $350,000 per year. In addition, the Hawwa Offer Letter provides that Mr. Hawwa is entitled to a retention bonus in the amount of $150,000 (the “Hawwa Retention Bonus”). The Hawwa Retention Bonus will be earned after Mr. Hawwa completes 12 months of employment following May 1, 2021 (i.e., Mr. Hawwa’s start date). If Mr. Hawwa’s employment with the Company is terminated for Cause or by Mr. Hawwa for any reason other than a Resignation Good Reason, Mr. Hawwa will immediately repay the prorated amount of the Hawwa Retention Bonus (e.g., an amount equal to 1/12th multiplied by (i) (A) 12 less (B) the number of whole months of employment Mr. Hawwa has completed with the Company).

In the event of Mr. Hawwa’s termination without Cause by the Company or Mr. Hawwa’s Resignation for Good Reason, subject to Mr. Hawwa’s execution and non-revocation of a release of claims, Mr. Hawwa will be entitled to receive (i) six months of base salary continuation and (ii) six months of continued coverage under the Company’s group health plans, with such coverage paid by the Company.

For purposes of the Hawwa Offer Letter, “Cause” means (i) Mr. Hawwa’s unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes material harm to the Company, (ii) Mr. Hawwa’s material breach of any written agreement between Mr. Hawwa and the Company, (iii) Mr. Hawwa’s material failure to comply with the Company’s material written policies or rules, (iv) Mr. Hawwa’s conviction of, or his plea of “guilty” or “no contest” to, a felony under the laws of the U.S: or any state, (v) Mr. Hawwa’s gross negligence or willful misconduct (A) in the performance of Mr. Hawwa’s duties for the Company or (B) that could reasonably be expected to bring Mr. Hawwa or the Company into public disrepute, scandal, contempt or ridicule that shocks, insults or offends a substantial portion or group of the public, (vi) Mr. Hawwa’s continuing failure to perform assigned duties after receiving written notification of the failure from the Company’s board of directors or (vii) Mr. Hawwa’s failure to cooperate in good faith with a governmental or internal investigation of the Company or its directors, officers or employees, if the Company has requested Mr. Hawwa’s cooperation; provided that, with respect to subparts (ii), (iii), (vi), and (vii) above, no such determination may be made until Mr. Hawwa has been given written notice detailing the specific Cause event and a period of thirty (30) days following receipt of such notice to cure such event (provided that no such notice or cure period shall be required to the extent that either (A) the events or circumstances constituting “Cause” are not curable or (B) the provision of such notice or cure period could result in material harm to the Company). Notwithstanding the foregoing, any action or inaction taken by Mr. Hawwa based upon Mr. Hawwa’s reasonable reliance on advice of counsel to the Company or the direction of the board of directors or Chief Executive Officer shall not in and of itself form the basis for Cause.

For purposes of the Hawwa Offer Letter, “Resignation from Good Reason” means a separation as a result of Mr. Hawwa’s resignation within 12 months after one of the following conditions has come into existence without Mr. Hawwa’s consent: (i) a reduction in Mr. Hawwa’s base salary, other than a reduction of up to 10% in connection with similar decreases of other officers of the Company, (ii) A diminution in title set forth in the Hawwa Offer Letter, or a material diminution of Mr. Hawwa’s authority, duties or responsibilities provided however, that a change in Mr. Hawwa’s title, position or authority following a Change of Control shall not constitute Good Reason so long as Mr. Hawwa retains substantially the same duties and responsibilities of a division, subsidiary or business unit that constitutes substantially the same business of the Company following the Change of Control; (iii) a material change in the Company’s remote work policies requiring a relocation of Mr. Hawwa’s principal workplace by more than 30 miles or (iv) the Company’s breach of the Hawwa Offer Letter. A resignation for Good Reason will not be deemed to have occurred unless Mr. Hawwa gives the Company written notice of the condition within 90 days after the condition comes into existence and the Company fails to remedy the condition within 30 days after receiving Mr. Hawwa’s written notice.

Mr. Hawwa is also subject to certain confidentiality and inventions assignment obligations pursuant to a separate confidential information and invention assignment agreement, including perpetual confidentiality and a one-year post-termination non-solicit of employees.

DIRECTOR COMPENSATION

		Stock	Option
		Awards	Awards
Name	Fees Earned or Paid in Cash ($)	($)(1)	($)(1)	Total ($)
Elaine Chao	100,698	—	2,327,254	2,427,953
Patricia Chiodo	—	157,893	—	157,893
Pat Grady	—	—	—	—
Ian Robertson	—	—	—	—

(1) Amounts reflect the full grant-date fair value of restricted stock units and options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock unit and option awards made to directors in Note 7 to our audited consolidated financial statements included elsewhere in this Form 10-K.

The table below shows the aggregate numbers of unvested stock and option awards held as of December 31, 2021 by each non-employee director.

	Stock Awards Outstanding at 2021	Option Awards Outstanding at 2021
Name	Fiscal Year End	Fiscal Year End
Elaine Chao	—	1,062,697
Patricia Chiodo	16,427	—
Pat Grady	—	—
Ian Robertson	—	—

In 2021, Elaine Chao commenced her services as a non-employee director and received a grant of stock options to purchase 1,342,353 shares of our common stock, which vest in equal monthly installments over the first 48 months of her continuous service (which commenced on February 24, 2021), subject to certain acceleration to the extent she terminates her service due to her acceptance of a qualifying governmental position. In addition, Ms. Chao is entitled to an annual cash retainer of $125,000, payable in quarterly installments. Further, in 2021, Patricia Chiodo commenced her services as a non-employee director and received a grant of 17,522 restricted stock units, one-sixteenth (1/16) of which vested on December 7, 2021 and the remainder of which will vest in equal monthly installments over the 45 months thereafter, subject to her continuous service. Ms. Chiodo will also be entitled to future annual equity awards with a grant date value of $175,000 each, which will vest in equal monthly installments over 12 months following grant. In addition, Ms. Chiodo is entitled to an annual cash retainer of $75,000, payable in quarterly installments. Subject to our agreements with Ms. Chao and Ms. Chiodo we do not currently have a non-employee director compensation program in place. We are evaluating our compensation program for non-employee directors and we intend to adopt a non-employee compensation program consistent with market practices to the extent appropriate.

Securities Authorized For Issuance under Equity Compensation Plans

Weighted-
			Average Exercise		Number of Securities
			Price of		Available for Future
	Number of Securities to be		Outstanding		Issuance Under Equity
	Issued Upon Exercise of		Options,		Compensation Plans
	Outstanding Options,		Warrants, and		(excludes securities
Plan category:	Warrants, and Rights		Rights		Reflected in first column)
Equity compensation plans approved by security holders(1)	79,519,656	(2)	$0.20	(3)	70,456,242	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	79,519,656		$0.20		70,456,242

(1) Consists of the 2016 Stock Plan, 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan or ESPP.

(2) Consists of options and restricted stock units under the 2016 Stock Plan and restricted stock units issued under the 2021 Incentive Award Plan.

(3) The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting and settlement of outstanding RSUs, which have no exercise price.

(4) Includes 58,713,535 shares available for future issuance under our 2021 Incentive Award Plan and 11,742,707 shares available for future issuance under our ESPP. The number of shares available for issuance under our 2021 Incentive Award Plan increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) 5.0% of the aggregate number of outstanding shares of our Class A common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. The number of shares available for issuance under our ESPP increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) 1.0% of the aggregate number of outstanding shares of our Class A common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. There are no shares available for future issuance under the 2016 Plan.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information regarding the beneficial ownership of Class A Common Stock and Class B Common Stock as of March 7, 2022 by:

●	each person who is known to be the beneficial owner of more than 5% of shares of Embark Technology Common Stock; and
●	each of Embark Technology’s current executive officers and directors;

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The following table reflects beneficial ownership of any shares of Class A Common Stock issuable upon exercise of public warrants or private placement warrants, in each case exercisable or convertible within 60 days of the Closing.

Percentage ownership of our voting securities is based on 362,873,244 shares of our Class A Common Stock and 87,078,981 shares of our Class B Common Stock issued and outstanding as of March 7, 2022.

Unless otherwise indicated, we believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

	Number of Shares of		Number of Shares of
Name and Address of Beneficial Owner(1)	Class A Common Stock	%	Class B Common Stock	%
5% Holders
Entities Affiliated With Sequoia Capital(2)	53,144,138	14.6%	—	—
Data Collective IV, L.P.(3)	63,720,154	17.6%	—	—
Entities Affiliated with YCombinator(4)	27,913,857	7.7%	—	—
Tiger Global PIP Eleven LLC(5)	21,293,320	5.9%	—	—
Affiliates of Maven Ventures(6)	21,684,426	6.0%	—	—
Directors and Executive Officers
Alex Rodrigues(7)	—	—	50,034,332	57.5%
Brandon Moak(8)	—	—	37,044,649	42.5%
Richard Hawwa	1,118,627	*	—	—
Stephen Houghton	—	—	—	—
Siddhartha Venkatesan	363,553	*	—	—
Elaine Chao	391,519	*	—	—
Pat Grady(9)	53,886,635	14.8%	—	—
Patricia Chiodo	2,556	*	—	—
Ian Robertson(10)	304,357	*	—	—
All directors and officers as a group (nine individuals)	56,067,247	15.5%	87,078,981	100.0%

*      Less than one percent.

(1)Unless otherwise noted, the business address of each of the following entities or individuals is 424 Townsend Street, San Francisco, CA 94107.
(2)Consists of (i) 18,679,330 shares of Class A common stock held of record by Sequoia Capital U.S. Growth Fund VII, L.P. (“GFVII”); (ii) 1,106,850 shares of Class A common stock held of record by Sequoia Capital U.S. Growth VII Principals Fund, L.P. (“GFVII PF”, and collectively with GFVII, the “GFVII Funds”); (iii) 25,631,605 shares of Class A common stock held of record by Sequoia Capital U.S. Venture Fund XV, L.P. (“SC XV”); (iv) 1,542,608 shares of Class A common stock held of record by Sequoia Capital U.S. Venture Partners Fund XV (Q), L.P. (“STPQ XV”); (v) 554,099 shares of Class A common stock held of record by Sequoia Capital U.S. Venture Partners Fund XV, L.P. (“STP XV”); and (vi) 5,629,646 shares of Class A common stock held of record by Sequoia Capital U.S. Venture XV Principals Fund, L.P. (“SC XV PF”, and collectively with SC XV, STPQ XV and STP XV, the “SC XV Funds”). SC US (TTGP), Ltd. is (i) the general partner of SC U.S. Growth VII Management, L.P., which is the general partner of each of the GFVII Funds, and (ii) the general partner of SC U.S. Venture XV Management, L.P., which is the general partner of each of the SC XV Funds. The directors and stockholders SC U.S. Venture XV Management, L.P. who exercise voting and investment discretion with respect to the SC XV Funds include Douglas Leone, Roelof Botha, Alfred Lin and James Goetz. The directors and stockholders of SC US (TTGP), Ltd. who exercise voting and investment discretion with respect to the GFVII Funds include Pat Grady, one of Embark Technology’s director nominees. The directors and stockholders of SC US (TTGP), Ltd. who exercise voting and investment discretion with respect to the GFVII Funds include Douglas Leone, Roelof Botha, Pat Grady, Carl Eschenback and James Goetz. Mr. Grady expressly disclaims beneficial ownership of the shares held by the GF VII Funds. The address for each of the Sequoia Capital entities identified in this footnote is 2800 Sand Hill Road, Suite 101, Menlo Park, California 94025.
(3)Consists of 63,720,154 shares of Class A common stock held of record by Data Collective IV, L.P. Data Collective IV GP, LLC, or DCVC IV GP, is the general partner of Data Collective IV, L.P. (“DCVC IV”). Zachary Bogue and Matthew Ocko are the managing members of DCVC IV GP. Zachary Bogue and Matthew Ocko exercise voting and dispositive power over the shares held by DCVC IV. The address of the entities listed herein is 270 University Avenue, Palo Alto, California 94301.
(4)Consists of (i) 9,601,126 shares of Class A common stock to be held of record by Y Combinator Continuity Holdings I, LLC; (ii) 12,123,166 shares of Class A common stock to be held of record by Y Combinator Investments, LLC Series W 16; (iii) 3,546,851 shares of Class A common stock held of record by YC Holdings II, LLC; and (iv) 2,642,714 shares of Class A common stock to be held of record by YCVC Fund I, L.P. Power to exercise voting and investment decisions with respect to each such entity is held by of Jonathan Levy, Kirsty Nathoo and Geoff Ralston. The address for each of the entities identified in this footnote is 335 Pioneer Way, Mountain View, CA 94041.
(5)Investment decisions with respect to Tiger Global PIP Eleven LLC is controlled by Tiger Global Management, LLC. Tiger Global Management, LLC is controlled by Chase Coleman and Scott Shleifer. The business address for each of these entities is c/o Tiger Global Management, LLC, 9 West 57th Street, 35th Floor, New York, New York 10019.
(6)Includes 20,684,426 shares of Class A common stock held of record by Maven Ventures Fund II, L.P., 300,000 shares of Class A common stock held of record by Maven Ventures Fund III, L.P. and 700,000 shares of Class A common stock held of record by Maven Ventures Opportunity Fund I, L.P The general partner of Maven Ventures Fund II, L.P. is Maven Ventures Partners II, LLC. The general partner of Maven Ventures Fund III, L.P. is Maven Ventures Partners III, LLC. The general partner of Maven Ventures Opportunity Fund I, L.P. is Maven Ventures Opportunity Partners I, LLC. The address of the entities identified in this footnote is 631 Emerson St., Palo Alto, California 94301.
(7)Consists of shares Class B common stock held by Mr. Rodrigues as grantor-trustee of the Alex Rodrigues Living Trust.
(8)Consists of shares Class B common stock held by Mr. Moak as grantor-trustee of the Brandon Moak Living Trust.
(9)Consists of (a) 742,497 shares of Class A common stock held by Mr. Grady and (b) shares listed in footnote 2 above to be held of record by entities affiliated with Sequoia Capital. Mr. Grady, one of Embark Technology’s director nominees, is a partner of Sequoia Capital and, therefore, may be deemed to exercise voting and investment discretion with respect to the shares listed in footnote 2 above. Mr. Grady disclaims beneficial ownership of the shares held by the Sequoia Capital entities.
(10)Consists of 164,523 shares of Class A common stock and 139,834 warrants to purchase Class A common stock. Active Engineering Services Limited, is the record holder of these shares, and can be deemed to be beneficially held by Techno Whiz Kid Inc., which is controlled by Mr. Robertson. The address for Active Engineering Services Limited and Mr. Robertston are 4801 Main

Street, Suite 1000 Kansas City, Missouri 64112. The address for Techno Wiz Kid Inc. is 6 Raymar Place, Oakville, Ontario Canada L6J 6M1.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). We have a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. In addition, any potential related person transaction that is proposed to be entered into by the Company must be reported to the Company’s Chief Legal Officer, by both the related person and the person at the Company responsible for such potential related person transaction.

If our legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Legal Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Any proposed transaction that has been identified as a Related-Person Transaction may be consummated or materially amended only following approval by the Audit Committee in accordance with the provisions of our policy. No director may participate in approval of a related person transaction for which he or she is a related person. In the event that advance Audit Committee approval of a Related Person Transaction requiring approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval by the chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided that if the Audit Committee’s ratification is not forthcoming management shall make all reasonable efforts to cancel or annul such related person transaction.. Any related person transaction, if not a related person transaction when originally consummated, or if not initially identified as a related person transaction prior to consummation, shall be submitted to the Audit Committee for review and ratification at the Audit Committee’s next regularly scheduled meeting upon the recognition. The Audit Committee shall consider whether to ratify and continue, amend and ratify, or terminate and rescind such related person transaction and if the Audit Committee’s ratification is not forthcoming management shall make all reasonable efforts to cancel or annul such related person transaction.

Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

Registration Rights Agreement

In connection with the Closing, we entered into a Registration Rights Agreement with the Sponsor and certain former equityholders of Embark. The Registration Rights Agreement, subject to the terms thereof, requires the Company to, among other things, file a resale shelf registration statement on behalf of the Sponsor and the other parties to the Registration Rights Agreement and their respective permitted transferees within thirty (30) days following the Closing. The Registration Rights Agreement provides for certain demand rights and piggyback registration rights in favor of each of the Sponsor and the other parties to the Registration Rights Agreement and their respective permitted transferees, subject to customary underwriter cutbacks. We have agreed to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

Proxy Voting Agreement

In connection with the Closing, Embark entered into a third party proxy voting agreement (the “Proxy Voting Agreement) dated November 10, 2021, by and among Brandon Moak, Alex Rodrigues and, solely with respect to certain enumerated provisions, Embark Trucks, Inc. Pursuant to the Proxy Voting Agreement, Mr. Moak has provided Mr. Rodrigues with an irrevocable proxy on all matters requiring a shareholder vote on behalf of himself and any permitted transferees. The Proxy Voting Agreement provides for reciprocal rights to the extent Mr. Moak (or his permitted transferees) own a greater number of shares of common stock. The Proxy Voting Agreement includes certain termination provisions including the consummation of a change of control and the occurrence of the Sunset Date other than as a result of death or disability.

Director Independence

As a result of our Class A common stock being listed on Nasdaq, we must comply with the applicable rules of such exchange in determining whether a director is independent. We undertook a review of the independence of the individuals named above and have determined that each of Elaine Chao, Pat Grady, Ian Robertson, and Patricia Chiodo are “independent” as defined under the applicable Nasdaq rules. It is anticipated that the seventh director will be “independent” as defined under applicable Nasdaq rules.

Item 14. Principal Accountant Fees and Services (PCAOB ID: 34)

Deloitte & Touche LLP served as the Company’s independent auditor for the year ended December 31,2021. The following table presents fees billed for professional audit services rendered by Deloitte & Touche (D&T) LLP in connection with this audit of the annual financial statements for the year ended December 31, 2021.

The fees billed by Deloitte & Touche LLP were as follows:

Audit Fees	$1,231,650.00
Audit-Related Fees	—
Total Fees	$1,231,650.00

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

The fees for professional services rendered in connection with the audit of Partnership’s annual financial statements, for the review of the financial statements included in Partnership’s Quarterly Reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

The fees for assurance and related services that are reasonably related to the performance of the audit or review of Partnership’s financial statements.

All audit and permitted non-audit services must be pre-approved by the audit committee. In 2021, there were no audit-related services or fees.

Part IV

Item 15.Exhibits and Financial Statement Schedules

(a)

1.Financial Statements.

See the Index to the Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated into this item by reference.

2.Financial Statement Schedules.

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

3.List of Exhibits.

See the Exhibit Index in Item 15(b) below, which is incorporated into this item by reference.

(b)

The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of June 22, 2021, by and among Northern Genesis Acquisition Corp. II, NGAB Merger Sub Inc. and Embark Trucks Inc.	8-K	001-39881	2.1	June 23, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Northern Genesis Acquisition Corp. II.	8-K	001-39881	3.1	November 17, 2021
3.2	Bylaws of Embark Technology, Inc.	8-K	001-39881	3.2	November 17, 2021

4.1	Specimen Warrant Certificate of Embark Technology, Inc.	S-4	333-257647	4.5	October 13, 2021

4.2	Specimen Class A Common Stock Certificate of Embark Technology, Inc.	S-4	333-257647	4.6	October 13, 2021

4.3	Warrant Agreement, dated as of January 12, 2021, by and among Northern Genesis Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39881	4.1	January 19, 2021

10.1	Sponsor Support Agreement, dated June 22, 2021, by and among Northern Genesis Sponsor II LLC, Northern Genesis Acquisition Corp. II, each officer and director of Northern Genesis Acquisition Corp. II and Embark Trucks Inc.	8-K	001-39881	10.1	June 23, 2021

10.2	Company Holders Support Agreement, dated June 22, 2021, by and among Northern Genesis Acquisition Corp. II, Embark Trucks Inc. and certain stockholders of Embark Trucks Inc.	8-K	001-39881	10.2	June 23, 2021

10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto.	8-K	001-39881	10.3	June 23, 2021

10.4	Registration Rights Agreement, by and among Embark Technology, Inc., Northern Genesis Sponsor II LLC, and certain former stockholders of Embark Trucks Inc.	8-K	001-39881	10.4	November 17, 2021

10.5	Form of Letter Agreement from Northern Genesis II LLC and Northern Genesis Acquisition Corp. II’s officers, directors and director nominees.	S-1	333-251639	10.1	January 4, 2021

10.6	Investment Management Trust Agreement, dated January 12, 2021, between Northern Genesis Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee	8-K	001-39881	10.1	January 19, 2021

10.7	Administrative Services Agreement, dated January 12, 2021, between Northern Genesis Acquisition Corp. II and Northern Genesis Sponsor II LLC.	8-K	001-39881	10.4	January 19, 2021

10.8	Private Placement Warrant Subscription Agreement, dated January 12, 2021, between Northern Genesis Acquisition Corp. II and Northern Genesis Sponsor II LLC.	8-K	001-39881	10.3	January 19, 2021

10.9	Form of Indemnification Agreement with Executive Officers and Directors of Northern Genesis Acquisition Corp. II dated January 12, 2021.	8-K	001-39881	10.5	January 19, 2021

10.10	Amended and Restated Forward Purchase Agreement, dated April 21, 2021, between Northern Genesis Acquisition Corp. II and Northern Genesis Capital LLC.	8-K	001-39881	10.1	April 27, 2021

10.11	Form of Forward Purchase Agreement, dated as of April 21, 2021, between Northern Genesis Acquisition Corp. II and certain additional investors.	8-K	001-39881	10.2	April 27, 2021

10.12	Founder Shares Purchase Agreement, dated October 2, 2020, between Northern Genesis Acquisition Corp. II and Northern Genesis Sponsor II LLC.	S-1	333-251639	10.9	January 4, 2021

10.13#	Form of Notice Stock Option Grant and Embark Trucks Inc. 2016 Stock Option Agreement.	S-4	333-257647	10.13	July 2, 2021

10.14#	Form of Notice of Restricted Stock Unit Grant Award and Embark Trucks Inc. 2016 Stock Plan.	S-4	333-257647	10.14	July 2, 2021

10.15#	Embark Trucks Inc. Amended and Restated 2016 Stock Plan.	S-4	333-257647	10.15	July 2, 2021

10.16#	Embark Technology, Inc. 2021 Incentive Award Plan.	S-4	333-257647	10.16	October 13, 2021

10.17#	Embark Technology, Inc. 2021 Employee Stock Purchase Plan.	S-4	333-257647	10.17	October 13, 2021

10.18#	Offer Letter Agreement, dated as of May 9, 2018, by and between Embark Trucks Inc. and Alex Rodrigues.	S-4	333-257647	10.18	July 2, 2021

10.19#	Offer Letter Agreement, dated as of May 9, 2018, by and between Embark Trucks Inc. and Brandon Moak.	S-4	333-257647	10.19	July 2, 2021

10.20#	Offer Letter Agreement, dated as of May 9, 2018, by and between Embark Trucks Inc. and Mike Reid.	S-4	333-257647	10.20	July 2, 2021

10.21#	Proxy Voting Agreement.	8-K	001-39881	10.21	November 17, 2021

21.1	List of Significant Subsidiaries	S-1	333-261324	21.1	November 24, 2021

23.1*	Consent of Deloitte & Touche LLP.	—	—	—	Filed Herewith

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed Herewith

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed Herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRIL document .

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

*	Filed herewith.

**  Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompanies this Annual Report on Form 10-K is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Embark Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

#    Indicates management contract or compensatory plan.

+    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMBARK TECHNOLOGY, INC.
Date: March 21, 2022
	By:	/s/ Richard Hawwa
Name: Richard Hawwa
Title: Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed by the following person in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Rodrigues	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2022
Alex Rodrigues
/s/ Richard Hawwa	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 21, 2022
Richard Hawwa
/s/Brandon Moak	Director and Chief Technology Officer	March 21, 2022
Brandon Moak
/s/Elaine Chao	Director	March 21, 2022
Elaine Chao
/s/Patricia Chiodo	Director	March 21, 2022
Patricia Chiodo
/s/ Patrick Grady	Director	March 21, 2022
Patrick Grady
/s/ Ian Robertson	Director	March 21, 2022
Ian Robertson