Form 10-Q
period 2022-03-31
Embark Technology, Inc.
filed 2022-05-11
CIK 1827980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-39881
EMBARK TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3343695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 Townsend Street, San Francisco, California	94017
(Address of Principal Executive Offices)	(Zip Code)
(415) 671-9628
Registrant's telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	EMBK	The Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	EMBKW	The Nasdaq Global Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of May 4, 2022, the number of shares of the issuer’s Class A common stock outstanding was 362,832,724 and the number of outstanding shares of the issuer’s Class B common stock was 87,078,981.

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Embark,” the “Company,” “we,” “us,” and “our,” and similar references refer to Embark Technology, Inc. and its wholly owned subsidiaries following the Business Combination (as defined herein) and to Embark Trucks, Inc. prior to the Business Combination.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that are forward‑looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward‑looking statements, but the absence of these words does not mean that a statement is not forward‑looking.
Forward‑looking statements in this Annual Report on Form 10-Q may include, for example, statements about:
•Embark’s public securities’ potential liquidity and trading;
•Embark’s ability to raise financing in the future;
•Embark’s success in retaining or recruiting, or changes required in, its officers, key employees or directors;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•factors relating to the business, operations and financial performance of Embark and its subsidiaries, including:
◦the impact of the COVID‑19 pandemic;
◦the ability of Embark to maintain an effective system of internal controls over financial reporting;
◦the nature of autonomous driving as an emerging technology;
◦Embark’s limited operating history;
◦the acceptance of Embark’s technology by users and stakeholders in the freight transportation industry;
◦the expected success of Embark’s business model, including its ability to maintain and develop customer relationships;
◦the ability of Embark to maintain a successful manufacturer‑agnostic approach to its technology;
◦the ability of Embark to achieve and maintain profitability in the future; and

•other factors detailed under the section entitled “Risk Factors.” in this Quarterly Report on Form 10-Q and the section entitled “Risk Factors” in Embark’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed on March 21, 2022 (the “Annual Report”).

These forward‑looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward‑looking statements should not be relied upon as representing Embark’s views as of any subsequent date, and Embark does not undertake any obligation to update forward‑looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, Embark’s actual results or performance may be materially different from those expressed or implied by these forward‑looking statements. You should not place undue reliance on these forward‑looking statements.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).

Embark Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$244,488	$264,615
Restricted cash, short-term	65	130
Prepaid expenses and other current assets	12,005	12,746
Total current assets	256,558	277,491
Restricted cash, long-term	812	275
Property, equipment and software, net	11,086	9,637
Operating lease right-of-use assets	6,099	—
Other assets	3,722	3,596
Total assets	$278,277	$290,999
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,099	$2,497
Accrued expenses and other current liabilities	6,151	3,142
Current portion of operating lease liabilities	1,948	—
Short-term notes payable	357	358
Total current liabilities	12,555	5,997
Long-term notes payable	641	722
Warrant liability	27,264	49,419
Non-current portion of operating lease liabilities	4,438	—
Other long-term liability	111	50
Long-term deferred rent	—	177
Total liabilities	45,009	56,365
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and none outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 4,000,000,000 shares authorized, 362,832,986 shares issued as of March 31, 2022; 4,000,000,000 shares authorized, 362,832,986 shares issued as of December 31, 2021	36	36
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 87,078,981 shares issued as of March 31, 2022 and December 31, 2021	9	9
Additional paid-in capital	434,573	417,492
Accumulated deficit	(201,350)	(182,903)
Total stockholders’ equity	233,268	234,634
Total liabilities and stockholders’ equity	$278,277	$290,999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$18,695	$6,231
General and administrative	21,926	2,290
Total operating expenses	40,621	8,521
Loss from operations	(40,621)	(8,521)
Other income (expense):
Change in fair value of warrant liability	22,156	—
Other income	26	9
Interest income	13	30
Interest expense	(21)	—
Loss before provision for income taxes	(18,447)	(8,482)
Net loss	$(18,447)	$(8,482)
Net loss attributable to common stockholders, basic and diluted	$(18,447)	$(8,482)
Net loss per share attributable to common stockholders:
Basic and diluted, Class A and Class B	$(0.04)	$(0.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	452,623,022	47,538,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net loss	$(18,447)	$(8,482)
Other comprehensive loss (net of tax):
Unrealized losses on available-for-sale securities, net	—	(19)
Comprehensive loss	$(18,447)	$(8,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	—	$—	362,832,986	$36	87,078,781	$9	23,153,266	$417,492	$(182,903)	$—	$234,634
Shares issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	372	—	—	372
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	16,698	—	—	16,698
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,447)	—	(18,447)
Balance at March 31, 2022	—	$—	—	$—	—	$—	362,832,986	$36	87,078,781	$9	23,153,266	$434,573	$(201,350)	$—	$233,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	260,582,311	$1	484,912	$—	141,216,455	$—	—	$—	—	$—	—	$129,449	$(58,690)	$45	$70,805
Shares issued upon exercise of stock options	—	—	—	—	1,244,349	—	—	—	—	—	—	94	—	—	94
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	598	—	—	598
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	83	—	—	83
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,482)	—	(8,482)
Balance at March 31, 2021	260,582,311	$1	484,912	$—	142,460,804	$—	—	$—	—	$—	—	$130,229	$(67,172)	$26	$63,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities
Net loss	$(18,447)	$(8,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	383	222
Amortization expense - right-of-use assets - operating leases	488	—
Stock-based compensation, net of amounts capitalized	16,602	562
Issuance of warrants for services	—	83
Change in fair value of warrants	(22,156)	—
Net amortization of premiums and accretion of discounts on investments	—	120
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	682	29
Other assets	(126)	(65)
Accounts payable	1,644	264
Other long-term liabilities	60	—
Accrued expenses and other current liabilities	2,645	476
Net cash used in operating activities	(18,225)	(6,791)
Cash flows from investing activities
Maturities of investments	—	18,243
Purchase of property, equipment and software	(1,717)	(973)
Net cash provided by (used in) investing activities	(1,717)	17,270
Cash flows from financing activities
Payment towards notes payable	(81)	(66)
Proceeds from exercise of stock options	372	94
Repurchase of early exercised stock options	(4)	—
Net cash provided by (used in) financing activities	287	28
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,655)	10,507
Cash, cash equivalents and restricted cash at beginning of period	265,020	11,460
Cash, cash equivalents and restricted cash at end of period	$245,365	$21,967
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$18	$16
Supplemental schedule of noncash investing and financing activities
Acquisition of property, equipment and software in accounts payable	$284	$176
Acquisition of trucks by assuming notes payable	$—	$278
Right-of-use assets obtained in exchange for lease obligations	$6,587	$—
Stock-based compensation capitalized into internally developed software	$156	$36
Vesting of early exercised stock options	$15	$5
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Embark Technology, Inc. was originally incorporated in Delaware on September 25, 2020 under the name Northern Genesis Acquisition Corp. II (“NGA”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 10, 2021 (the “Closing Date”), the Company (at such time named Northern Genesis Acquisition Corp. II) consummated the business combination (the “Business Combination”) pursuant to the Agreement and Plan of Merger, dated June 22, 2021 with the pre-Business Combination company, Embark Trucks, Inc. (“Embark Trucks”). In connection with the consummation of the Business Combination, the Company changed its name from Northern Genesis Acquisition Corp. II to Embark Technology, Inc. and became the parent entity of Embark Trucks.
The Merger was accounted for as a reverse recapitalization with Embark as the accounting acquirer and NGA as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the financial statements represent the accounts of Embark as if Embark is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (approximately 2.98 shares of Company Class A common stock for 1 share of Embark Class A common stock).
The principal activities of Embark Technology, Inc. (“Embark” or the “Company”) include design and development of autonomous driving software for the truck freight industry. The Company is headquartered in San Francisco, California and was incorporated in the State of Delaware in 2016. Other than Embark Trucks, the Company has no subsidiaries as of March 31, 2022.
The Company has devoted substantially all of its resources to develop its autonomous truck technology, to enable and expand its route models - transfer point and direct-to-customer, to expand its partnerships with shippers and carriers, to raising capital, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations through March 31, 2022.
Prior to the Merger, NGA ordinary shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “NGAB” and “NGAB.WS”, respectively. On the Closing Date, the Company’s Class A common stock and warrants began trading on the NASDAQ under the ticker symbols “EMBK” and “EMBKW”, respectively. One of the primary purposes of the Merger was to provide a platform for Embark Trucks to gain access to the U.S. capital markets.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
Unaudited Interim Financial Information
These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto contained in Embark’s Annual Report. The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the three months ended March 31, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
Business Combination
The Company entered into the Merger Agreement with NGA, a special purpose acquisition company, on June 22, 2021. On November 10, 2021, as part of the Business Combination, Merger Sub, a newly formed subsidiary of NGA, merged with and into Embark Trucks. In connection with the consummation of the Business Combination, the separate corporate existence of Merger Sub ceased; Embark Trucks survived and became a wholly owned subsidiary of NGA, which was renamed Embark Technology, Inc.
The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under the guidance in ASC 805, Embark was treated as the “acquired” company for financial reporting purposes. Embark Trucks was deemed the accounting predecessor of the combined business, and Embark Technology, Inc., as the parent company of the combined business, was the successor SEC registrant, meaning that Embark’s financial statements for previous periods will be disclosed in the registrant’s periodic reports filed with the SEC. The Business Combination had a significant impact on Embark’s reported financial position and results as a consequence of the reverse recapitalization. The most significant changes in Embark’s reported financial position and results were a net increase in cash of $243.9 million, net of transaction costs for the Business Combination of $70.2 million. As of March 31, 2022 and December 31, 2021, the Company had warrant liabilities of $27.3 million and $49.4 million, respectively.
Liquidity and Capital Resources
On November 10, 2021, Embark consummated the Business Combination, generating net increase in cash of $243.9 million, net of transaction costs for the Business Combination of $70.2 million.
The Company has incurred losses from operations since inception. The Company incurred net losses of $18.4 million and $8.5 million for the three months ended March 31, 2022 and 2021, respectively, and accumulated deficit amounts to $201.4 million and $182.9 million as of March 31, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $18.2 million and $6.8 million for the three months ended March 31, 2022 and 2021, respectively.
The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. As of March 31, 2022 and December 31, 2021, the Company’s balance of cash and cash equivalents was $244.5 million and $264.6 million, respectively.
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
Concentration of Risks
Embark’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. Embark maintains its cash and cash equivalents, restricted cash and investments with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.
Impact of COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020 has led to adverse impacts on the U.S. and global economies and has impacted and continues to impact the Company’s supply chain, and operations. Even though the Company has taken measures to adapt to operating in this challenging environment, the pandemic could further affect the Company’s operations and the operations of, partners, suppliers and vendors due to additional shelter- in-place and other governmental orders, facility closures, travel and logistics restrictions, or other factors as circumstances continue to evolve. In response to this pandemic, many jurisdictions in which the Company operates issued stay-at-home orders and other measures aimed at slowing the spread of the virus. While the Company remains open in accordance with guidance from local authorities, the Company experienced a temporary pause in testing of its research and development truck fleet and operations in response to the stay- at-home orders in calendar year 2021. The impacts from stay-at-home orders and other updated local government indoor operation measures are no longer impacting the Company’s operations in 2021, however, there remains uncertainty around the potential disruptions the pandemic could cause looking forward. The Company has instituted policies across its offices to ensure compliance with these updated guidelines. At current, these changes have not impacted the Company’s operations. In response to the Delta and Omicron variants, local governments updated their guidelines for indoor operations. Therefore, the related financial impact and duration cannot be reasonably estimated at this time.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period.
The Company’s most significant estimates and judgments involve the useful lives of long-lived assets, the recoverability of long-lived assets, the incremental borrowing rate (“IBR”) applied in lease accounting, the capitalization of software development costs, the valuation of the Company’s stock-based compensation, including the valuation of warrants to purchase the Company’s stock and the valuation allowance for income taxes. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had $244.5 million and $264.6 million of cash and cash equivalents, respectively.
The Company maintains letters of credit to secure leases of the Company’s offices and facilities. A portion of the Company’s cash is collateralized in conjunction with the letter of credit and is classified as restricted cash on the Company’s condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company had $0.9 million and $0.4 million in restricted cash, respectively. At the end of each year of the lease, the face amount of the letter of credit is reduced by a fixed amount of approximately $0.1 million and reclassified into cash and cash equivalents on the Company’s condensed consolidated balance sheets. The Company determines short-term or long-term classification based on the expected duration of the restriction.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the condensed consolidated statements of cash flows are as follows (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2021

Cash and cash equivalents	244,488	21,562	264,615
Restricted cash, short-term	65	65	130
Restricted cash, long-term	812	340	275
Total cash, cash equivalents and restricted cash	245,365	21,967	265,020

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

Public and Private Warrants
As part of NGA’s initial public offering on October 13, 2020, NGA issued to third party investors 41.4 million units, consisting of one share of Class A common stock of NGA and one-third of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the "Public Warrants"). Further, NGA completed the private sale of 6.7 million warrants to NGA's sponsor at a purchase price of $1.50 per warrant (the "Private Warrants"). Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, 13.8 million Public Warrants and 6.7 million Private Warrants remained outstanding as of March 31, 2022.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants did not become transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity's Own Equity, and concluded that they do not meet the criteria to be classified in stockholders' equity. Since the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations and comprehensive income (loss) at each reporting date.

Convertible Notes and Derivatives
The Company accounts for its derivatives in accordance with, ASC 815-10, Derivatives and Hedging, or ASC 815-15, Embedded Derivatives, depending on the nature of the derivative instrument. ASC 815 requires each contract that is not a derivative in its entirety be assessed to determine whether it contains embedded derivatives that are required to be bifurcated and accounted for as a derivative financial instrument. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if the combined instrument is not accounted for in its entirety at fair value with changes in fair value recorded in earnings, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument. Embedded derivatives are measured at fair value and remeasured at each subsequent reporting period, and recorded within convertible notes, net on the accompanying Balance Sheets and changes in fair value recorded in other expense within the Statements of Operations. Upon the consummation of the Merger, the related convertible note liability was extinguished. As of March 31, 2022, the Company held no derivative instruments.
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
Leases
The Company determines if a contract contains a lease at inception of the arrangement based on whether the Company has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether the Company has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of its leases is not readily determinable. The IBR is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and resulting interest we would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.

Operating leases are included in operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company’s condensed consolidated balance sheets. For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. The Company elected the practical expedient not to separate non-lease components from lease components, therefore, the Company accounts for lease and non-lease components as a single lease component. The Company also elected the short-term lease recognition practical expedient for all leases that qualify.
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
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of March 31, 2022 and December 31, 2021. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.
Stock-based Compensation
Stock-based compensation expense related to stock option awards, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted to employees, directors and non-employees based on estimated grant-date fair values. For stock option awards, the Company uses the straight-line method to allocate compensation expense to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards to employees and directors using the Black-Scholes option- pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the stock price of the underlying common shares on the date of grant. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation is recognized on a graded vesting basis as the RSU awards are associated with a performance condition. For PSU awards, the Company uses the graded vesting to allocate compensation expense, as the PSU awards are associated with market conditions, over the holder’s derived service period, and estimates the fair value of the PSU awards using the Monte Carlo simulation. The Company accounts for the effect of forfeitures as they occur.
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

Software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete, and the software is ready for its intended purpose. Software development costs are depreciated using a straight-line method over the estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. Internal use software is tested for impairment in accordance with the Company’s long- lived assets impairment policy.
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
Change in fair value of warrant liability
Change in fair value of warrant liability represents the change in fair value of Public, Private, Working Capital and Forward Purchase Agreement (“FPA”) Warrants. For each reporting period, Embark will determine the fair value of the warrant liability, and record a corresponding non-cash benefit or non-cash charge, due to a decrease or increase, respectively, in the calculated warrant liability.
Other Income
As part of the Company’s research and development activities, we contract with shippers and freight carriers to transfer freight between the Company’s transfer hubs in return for cash consideration. Transferring freight with the Company’s research and development truck fleet are not and will not be considered an output of the Company’s ordinary activities. Consideration received from such arrangements is presented as other income in the Company’s Condensed Consolidated Statement of Operations.
Interest Income
Interest income primarily consists of investment and interest income from marketable securities, long- term investments and the Company’s cash and cash equivalents.
Interest Expense
Interest expense consisted primarily of interest on the Company’s various truck financing arrangements.

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

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock do not have a contractual obligation to share in any losses. No dividends were declared or paid for the three months ended March 31, 2022 and March 31, 2021. No preferred stock was outstanding as of March 31, 2022.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the total change in stockholders’ equity during the period other than from transactions with stockholders. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized gains or losses on investments classified as available-for-sale.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The Company adopted “ASC 842” on January 1, 2022, using the modified retrospective transition method, specifically the "Comparatives under ASC 840 approach", and used the effective date as the date of initial application. The Company elected the “package of practical expedients,” which permits Embark not to reassess under ASC 842 its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets. Upon adoption of the new leasing standard on January 1, 2022, the Company recognized right-of-use assets of $4.4 million and lease liabilities of $4.5 million, respectively, which are related to its various operating leases (Note 10). The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The adoption of ASU 2019-12 is effective for the Company beginning January 1, 2022. The adoption of this standard did not have a material impact to its financial statements.
In May 2021, the FASB issued ASU 2021-04, Modification of equity-classified written call options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. This guidance will be effective for us on January 1, 2022 with early adoption permitted and will be applied prospectively. The adoption of ASU 2021-04 is effective for the Company beginning January 1, 2022. The adoption of this standard did not have a material impact to its financial statements.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815- 40): Accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing certain separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. The amendments are effective for the Company beginning January 1, 2024, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of this standard on its consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. For the Company, the ASU No. 2020-10 will be effective for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of this standard on its consolidated financial statements.
3.BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Prepaid insurance	$6,890	$7,459
Prepaid software	2,224	2,564
Income tax receivable	494	494
Short-term deposits	570	448
Prepaid salary	476	279
Prepaid warrant	876	936
Other	475	566
Total prepaid expenses and other current assets	$12,005	$12,746

Property, Equipment and Software
Property, equipment and software consist of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Machinery and equipment	$406	$344
Electronic equipment	578	413
Vehicles and vehicle hardware	6,929	6,268
Leasehold improvements	278	258
Developed software	6,108	5,184
Other	27	26
Property, equipment and software, gross	14,326	12,493
Less: accumulated depreciation and amortization	(3,240)	(2,856)
Total property, equipment and software, net	$11,086	$9,637
Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.2 million, respectively.
Other Assets
Other assets consist of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Intangible assets	$3	$4
Long-term deposits	3,719	3,592
Total Other Assets	$3,722	$3,596
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Accrued payroll expenses	$3,189	$823
Accrued legal expenses	696	124
Accrued transaction costs	1,092	1,092
Other	1,174	1,103
Total accrued expenses and other current liabilities	$6,151	$3,142

4.    FAIR VALUE MEASUREMENTS

The carrying value and fair value of the Company’s financial instruments as of March 31, 2022 and December 31, 2021, respectively, are as follows:

	As of March 31, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash equivalents:
United States money market funds	$13,349	$—	$—	$13,349
Liabilities
Warrant liabilities - FPA warrants	$760	$—	$—	$760
Warrant liabilities - public warrants	$15,732	$—	$—	$15,732
Warrant liabilities - working capital warrants	$—	$—	$2,480	$2,480
Warrant liabilities - private warrants	$—	$—	$8,292	$8,292

	As of December 31, 2021 (in thousands)
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
United States money market funds	$22,349	$—	$—	$22,349
Liabilities
Warrant liabilities - FPA warrants	$1,337	$—	$—	$1,337
Warrant liabilities - public warrants	$27,669	$—	$—	$27,669
Warrant liabilities - working capital warrants	$—	$—	$4,700	$4,700
Warrant liabilities - private warrants	$—	$—	$15,714	$15,714
As of March 31, 2022, there was no transfer from Level 2 to Level 3. As of December 31, 2021, transfers from Level 2 to Level 3 of the fair value hierarchy were $15.5 million for Private and Public Warrants.
The fair value of the above liability classified Public, Private, Working Capital and FPA Warrants have been measured based on the listed market price of such warrants on November 10, 2021. The FPA warrants and public warrants were valued using the public price as of March 31, 2022. The Private and Working Capital warrants were fair valued using the Black Scholes Option Pricing Model as of March 31, 2022. For the three months ended March 31, 2022, the Company recognized income in the condensed consolidated statement of operations resulting from a change in the fair value of warrants of approximately $22.2 million, presented as other income (expense) on the accompanying condensed consolidated statement of operations.

5.STOCKHOLDERS’ EQUITY
Shares Authorized and Issued
As of March 31, 2022, the Company had authorized a total of 4,110,000,000 shares for issuance with 4,000,000,000 shares designated as Class A common stock, 100,000,000 shares designated as Class B common stock and 10,000,000 shares designated as preferred stock.
As of March 31, 2022, the Company had 362,832,986 issued as Class A common stock and 87,078,981 issued as Class B common stock.

Preferred Stock
As of March 31, 2022, there were 10,000,000 shares of preferred stock authorized and no shares of preferred and founders preferred stock was issued or outstanding. The Company’s preferred stock, as of March 31, 2022, does not contain any mandatory redemption features, nor are they redeemable at the option of the holder.
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
In connection with the merger with NGA on November 10, 2021, the Embark Founders exchanged 87,078,981 shares of Founder's common stock, which were entitled to one vote per share, into the same number of shares of Class B common stock, which are entitled to ten votes per share. The Company recorded the incremental value of $13.6 million associated with this transaction as stock-based compensation in general and administrative expenses.
The significant rights, privileges and preferences of common stock as of March 31, 2022 are as follows:
Liquidation Preference
If Embark Technology is involved in voluntary or involuntary liquidation, dissolution or winding up of Embark’s affairs, or a similar event, each holder of Embark Common Stock will participate pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of Embark Technology preferred stock, if any, then outstanding.
Dividends
Each holder of shares of Embark Common Stock is entitled to the payment of dividends and other distributions as may be declared by the Board from time to time out of Embark’s assets or funds legally available for dividends or other distributions. These rights are subject to the preferential rights of the holders of Embark’s Preferred Stock, if any, and any contractual limitations on Embark’s ability to declare and pay dividends.
Voting
Each holder of Class A common stock is entitled to one vote per share on each matter submitted to a vote of stockholders, as provided by the Second Amended and Restated Certificate of Incorporation of Northern Genesis Acquisition Corp. II (the “Charter”). Each holder of Class B common stock is entitled to ten votes per share on each matter submitted to a vote of stockholders, as provided by the Embark Charter. Following the Business Combination, holders of Class B Common Stock have the ability to control the business affairs of Embark. Embark’s Amended and Restated Bylaws (the “Bylaws”) provide that the holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, will constitute a quorum at all meetings of the stockholders for the transaction of business. When a quorum is present, the affirmative vote of a majority of the votes cast is required to take action, unless otherwise specified by law, the Bylaws or the Charter, and except for the election of directors, which is determined by a plurality vote. There are no cumulative voting rights.

6. WARRANTS

As of March 31, 2022, the following warrants were issued and outstanding:

Description	Classification	Issue Date	Warrants Outstanding	Fair Value Price Per Share	Exercise Price per Share	Expiration
FPA warrants (1)	Liability	November 10, 2021	666,663	$1.14	$11.50	November 10, 2026
Public warrants	Liability	November 10, 2021	13,799,936	$1.14	$11.50	November 10, 2026
Private warrants	Liability	November 10, 2021	6,686,667	$1.24	$11.50	November 10, 2026
Working capital warrants	Liability	November 10, 2021	2,000,000	$1.24	$11.50	November 10, 2026
__________________
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
The fair value of $27.3 million of Private and Working Capital warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of March 31, 2022:

Risk – free interest rate	2.43%
Expected term (in years)	4.61
Expected dividend yield	0%
Expected volatility	45.0%
The Company estimates the volatility of its warrants based on a combination of volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

7. STOCK-BASED COMPENSATION EXPENSE
Stock Option Plan
In connection with the Business Combination, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), under which the Company grants cash and equity incentive awards to directors, employees (including named executive officers) and consultants in order to attract, motivate and retain the talent for which the Company competes. The Company terminated the 2016 Stock Plan, provided that the outstanding awards previously granted under the 2016 Plan continue to remain outstanding under the 2016 Plan. Under the 2021 Plan, as of March 31, 2022, the Company has authorized to issue a maximum number of 58,713,535 shares of Class A common stock, with annual increases beginning January 1, 2022 and ending on and including January 1, 2031 of 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the preceding calendar year.
Embark Trucks adopted the 2016 Stock Plan in October 2016 (the “2016 Plan”). The 2016 Plan authorized the grant of incentive stock options, non-statutory stock options, and restricted stock awards to employees, directors, and consultants. The 2016 Plan also initially reserved 993,542 shares of common stock (8,941,878 shares post-split in June 2018) for issuance and designated forfeited option shares to be returned to the option reserve. Options may be early exercised and are exercisable for a term of 10 years from the date of grant. As of March 31, 2022, the Company had registered 79,742,504 shares to be reserved for option grants, RSUs and PSUs previously issued under the 2016 Plan. The Company will not issue additional awards under the 2016 Plan.

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

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	n/a	0.55 – 1.10%
Expected term (in years)	n/a	5.47 – 6.07
Expected dividend yield	n/a	0%
Expected volatility	n/a	36.88 – 51.52%
The company did not grant any stock options for the three months ended March 31, 2022.
Option Activity
Changes in stock options are as follows:

	Number of Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic (in thousands)
Outstanding at December 31, 2021	25,358,455	$0.20	6.9	$215,093
Exercised	(3,615,572)	0.11		$20,770
Repurchased	13,984	0.29
Cancelled	(277,235)	0.59
Outstanding at March 31, 2022	21,479,632	$0.21	6.7	$121,910
Vested and exercisable as of March 31, 2022	15,271,274	$0.13	6.0	$88,014
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The company did not grant any stock options for the three months ended March 31, 2022. The weighted average grant date fair value per share for the stock option grants during the three months ended March 31, 2021 was $1.88. As of March 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $5.02 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
Restricted Stock Units
Prior to the Business Combination, Embark Trucks also granted employees RSUs which are subject to performance and service-based vesting conditions. As the Company went public upon the completion of the Business Combination in November 2021, the performance condition had been met. The RSUs generally vest over either a four year period with

25% of the awarded vesting after the first-year anniversary and one-thirty sixth of the remainder of the award vesting monthly thereafter. Vesting is contingent upon such employee’s continued service on such vesting date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company may grant RSUs with different vesting terms from time to time.
For the three months ended March 31, 2022, the Company recognized $12.9 million stock-based expense associated with such RSUs. For the three months ended March 31, 2021, the Company did not recognize any stock-based expense associated with such RSUs as the performance condition had not been satisfied until November 10, 2021. As of March 31, 2022, there was $41.0 million unrecognized stock-based compensation expense related to outstanding RSUs granted to employees, with a weighted-average remaining vesting period of 3.9 years.
A summary of the Company’s RSU activities and related information is as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2021	9,616,774	$8.44
Forfeited	(111,572)	8.96
Vested	(187,977)	8.36
Balance as of March 31, 2022	9,317,225	$8.43

Performance Stock Units
During 2021, Embark Trucks granted PSUs to its employees. The PSUs are subject to certain market and performance-based conditions which require the Company to become a registered public company and meet market conditions that are based on the Company achieving six different valuation tranches as derived from the achievement of escalating share price thresholds of $20.00, $35.00, $50.00, $65.00, $80.00 and $100.00 (calculated based on the 90-day volume weighted average price or, in the event of a change in control, the fair market value based on the terms of such change in control) following the first anniversary of the consummation of the Business Combination. The market condition can be achieved over ten years in relation to the pre-money valuation prior to the Business Combination. Once the performance condition has been achieved or is considered probably of being achieved, the related stock-based compensation is recognized based on a graded attribution method.
For the three months ended March 31, 2022, the Company recognized $2.6 million stock-based expense associated with such PSUs. For the three months ended March 31, 2021, the Company did not recognize any stock-based expense associated with such PSUs as the performance condition had not been satisfied until November 10, 2021. As of March 31, 2022, there was $81.0 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining vesting period of 8.1 years.
The Company’s PSUs activity for the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2021	44,715,756	$1.97
Granted	—	—
Forfeited	—	—
Vested	—	—
Balance as of March 31, 2022	44,715,756	$1.97

Common Stock Units
The Company is obligated to issue shares of Class A common stock upon the vesting of certain restricted stock awards that resulted from Embark Trucks warrants that were issued prior to the Business Combination. Pursuant to the terms of these warrant awards, the restricted stock awards were issued for services at the time of consummation of the Business Combination, and are subject to service vesting terms, with the shares being subject to cancellation. The pre-Business Combination warrants were exercised in their entirety on a cashless basis, with the unvested shares being excluded from the stockholders’ equity and becoming subject to the service vesting condition going forward. Early exercises are reclassified to additional paid-in capital as the Company’s cancellation right lapses. The number of unvested shares of Class A common stock were 1,347,848 as of March 31, 2022.
As of March 31, 2022, there was $3.8 million unrecognized stock-based compensation expense related to outstanding Common Stock Units (“CSUs”) granted to non-employees, with a weighted-average remaining vesting period of 2.16 years.
The Company's CSUs activity for the three months ended March 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2021	1,481,065	$2.48
Granted	—	—
Forfeited	—	$—
Vested	(133,217)	2.48
Balance as of March 31, 2022	1,347,848	$2.48
The following table presents the impact of stock-based compensation expense on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021

Research and development	$3,765	$311
General, and administrative	12,837	251
Total stock-based compensation expense	$16,602	$562
Total stock-based compensation that was capitalized into internally developed software asset was $0.2 million and nil during the three months ended March 31, 2022 and 2021, respectively.
8.     RETIREMENT SAVINGS PLAN
The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. The Company does not currently offer a match and has not provided a match as of March 31, 2022.
9.     NOTES PAYABLE
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
On February 19, 2018, January 28, 2019, and May 23, 2019, the Company entered into financing agreements to finance the purchase of trucks that the Company utilizes for research and development. The financing agreements consisted of a loan of $0.3 million, $0.4 million, and $0.5 million at an interest rate equal to 8.25% per annum, with a maturity date of March 5, 2023, February 14, 2024, and June 12, 2024, respectively. The Company makes equal monthly installment payments over the term of each financing arrangement which are allocated between interest and principal.

The Company entered into a financing agreement on August 2, 2016 to finance the purchase of trucks that the Company utilizes for research and development. The financing agreements consisted of a loan of $0.1 million at an interest rate equal to 12.5% per annum, with a maturity date of August 9, 2020. The Company makes equal monthly installment payments over the term of the financing arrangement, which is allocated between interest and principal.
Notes payable as of March 31, 2022 and December 31, 2021 are $1.0 million and $1.1 million, respectively.
The following table presents future payments of principal as of March 31, 2022 (in thousands):

Years Ended December 31,	Amounts
2022 (remaining nine months)	$273
2023	313
2024	176
2025	111
2026 and thereafter	125
Total future payments	$998
10.COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events. In the opinion of management, all such matters are not expected to have a material effect on the financial position, results of operations or cash flows of the Company. However, the outcome of litigation is inherently uncertain. There is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2022 and December 31, 2021.
Operating leases

The Company’s leases primarily include corporate offices. The lease term of operating leases vary from less than a year to seven years. The Company has leases that include one or more options to extend the lease term to a total term of ten years as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

The components of lease expense were as follows (in thousands):

Three Months Ended March 31, 2022

Lease cost
Operating lease cost	$600
Short-term lease cost (1)	102
Total lease cost	$702
___________________
(1) The Company elected to account for short-term leases in accordance with ASC 842. ASC 842 defines a short-term lease as a lease whose lease term, at commencement, is 12 months or less and that does not include a purchase option whose exercise is reasonable certain. The Company will recognize the lease payments in profit or loss on a straight-line basis over the lease term.

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2022

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$477
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities	$6,587

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

March 31, 2022

Assets
Operating lease right-of-use assets	$6,099
Liabilities
Operating lease liability, current	$1,948
Operating lease liability, non-current	$4,438
Total operating lease liability	$6,386

March 31, 2022

Weighted Average Lease Term (in years)
Operating Leases	3.38
Weighted Average Discount Rate
Operating Leases	5.69%
Total future minimum lease payments over the term of the lease as of March 31, 2022, are as follows (in thousands):

Years Ended December 31,	Operating leases
2022 (remaining nine months)	1,723
2023	2,108
2024	1,976
2025	548
2026	563
2027 and thereafter	142
Total undiscounted lease payments	$7,060
Less: imputed interest	(674)
Total lease liabilities	$6,386
As of March 31, 2022, the Company entered into additional operating leases for an office and a truck transfer point of $25.8 million, and $0.6 million respectively. These operating leases will commence in fiscal 2022 with lease terms of seven years and five years respectively, and contain options to renew and extend the terms of up to 60 months and 12 for each renewal, respectively.

11.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021, respectively (in thousands, except share and per share data).

	Three Months Ended March 31,
	2022	2021

Numerator:
Net loss	$(18,447)	$(8,482)
Net loss attributable to common stockholders	$(18,447)	$(8,482)
Denominator:
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.04)	$(0.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	452,623,022	47,538,331
Class A	365,544,041	n/a*
Class B	87,078,981	n/a*
___________________
*Prior to the Merger and prior to effecting the recapitalization in 2021, the Company had one class of common stock. Subsequent to the Merger, the Company has two classes of common stock: Class A and Class B common stock.
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

	March 31,
	2022	2021

Founders Preferred shares	—	162,558
Series A-1 convertible preferred shares	—	3,654,873
Series A-2 convertible preferred shares	—	5,372,703
Series A-3 convertible preferred shares	—	2,485,296
Series A-4 convertible preferred shares	—	590,688
Series A-5 convertible preferred shares	—	2,680,236
Series A-6 convertible preferred shares	—	3,647,817
Series A-7 convertible preferred shares	—	15,139,917
Series B convertible preferred shares	—	32,834,601
Series C convertible preferred shares	—	20,949,454
Outstanding options	21,479,632	8,975,275
Warrants issued and outstanding	23,153,266	857,142
Restricted stock units	9,317,225	—
Common stock units	1,347,848	—
Performance stock units	44,715,756	—
Total	100,013,727	97,350,560
12.SUBSEQUENT EVENTS
On April 1, 2022, Tyler Hardy filed a putative securities class action lawsuit against Embark and certain of our executive officers and the former executive officers of Northern Genesis Acquisition Corp., captioned Hardy v. Embark

Technology, Inc., et al., Case No. 3:22-cv-02090-JSC, in the United States District Court for the Northern District of California, purportedly on behalf of a class consisting of those who purchased or otherwise acquired Embark common stock between January 12, 2021 and January 5, 2022. The complaint alleges that defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff Hardy does not quantify any damages in the complaint, but in addition to attorneys’ fees and costs, seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired Embark stock during the putative class period at allegedly inflated prices and purportedly sufferance financial harm as a result.
Embark disputes the allegations in the above-reference matter, intends to defend the matter vigorously, and believes that the claims are without merit. Legal and regulatory proceedings, including the above-reference matter, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, it is not possible to determine the probability of loss or estimate damages for the above-referenced matter, and therefore, Embark has not established reserves for this proceeding. When Embark determines that a loss is both probable and reasonable estimable, Embark will record a liability, and, if the liability is material, will disclose the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that legal proceedings individually or in the aggregate will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report. In addition to the historical financial information, this discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Forward-Looking Statements” above, and in the section entitled “Risk Factors” in the Annual Report.

Overview
Embark develops technologically advanced autonomous driving software for the truck freight industry and offers a carefully constructed business model that is expected to provide the industry with the most attractive path to adopting autonomous driving. Specifically, Embark has developed a Software as a Service (“SaaS”) platform designed to interoperate with a broad range of truck OEM platforms, forgoing complicated and logistically challenging truck building or hardware manufacturing operations in favor of focusing on a superior driving technology. At scale, domestic fleets will be able to access Embark technology via a subscription software license selected as an option at the time they specify the build of new semi-trucks.
Headquartered in San Francisco, California, Embark’s history as the industry’s longest running autonomous truck driving program is replete with technological firsts that include, but are not limited to:
•the first coast-to-coast autonomous truck drive,
•the first to reach 100,000 autonomous miles on public roads, and
•the first to successfully open autonomous transfer points for human- autonomous vehicle (“AV”) handoff.
Embark’s founding team includes roboticists and its broader team includes numerous computer scientists, many with advanced degrees and experience at other leading robotics and autonomous vehicle companies and academic programs. Embark intends to rapidly scale its engineering team to build on its industry-leading technology position.
Embark has also spent considerable time and effort refining its business model. Embark is initially deploying its technology in a very focused manner, targeting freight highway miles between transfer points located next to metropolitan areas in the lower “Sunbelt” region of the U.S., leaving the “last mile” of driving to and from the transfer points to the industry’s highly skilled human drivers. Embark’s strategy is distinct from other industry players which seek to provide more complicated “end to end” autonomous driving that would entirely displace human drivers and potentially place these companies in competition with the industry’s carriers. Unlike those competitors, Embark anticipates working with the industry’s existing players to help them bring autonomous driving technology to market on their own terms. In addition, Embark believes its solution will be the safest and most reliable in the industry because of its disciplined geographic focus and emphasis on software development, which stands in contrast to Embark’s competitors that focus on multiple markets simultaneously, manufacturing autonomous trucks and/or competing directly with semi-truck OEMs or legacy carriers.
Embark currently targets the growing $730 billion U.S. truck freight market, and its initial commercial phase targets 236 billion serviceable miles within this market. The freight industry that Embark serves has had to face significant pressures from the growth of e-commerce and the well-documented shortage of skilled drivers, and therefore has powerful incentives to adopt autonomous driving solutions to both improve capacity and reduce costs. In addition, Embark’s cooperative model has already had traction with many of the industry’s leading fleets.

The Business Combination
Embark entered into the Merger Agreement with NGA, a special purpose acquisition company, on June 22, 2021. On November 10, 2021, pursuant to the Merger Agreement, Merger Sub, a newly formed subsidiary of NGA, merged with and into Embark Trucks (the “Business Combination”). In connection with the consummation of the Business Combination, the separate corporate existence of Merger Sub ceased; Embark Trucks survived and became a wholly owned subsidiary of NGA, which was renamed Embark Technology, Inc.

The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under the guidance in ASC 805, Embark was treated as the “acquired” company for financial reporting purposes. Embark Trucks was deemed the accounting predecessor of the combined business, and Embark Technology, Inc., as the parent company of the combined business, was the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s periodic reports filed with the SEC. The Business Combination had a significant impact on Embark’s reported financial position and results as a consequence of the reverse recapitalization. The most significant changes in Embark’s reported financial position and results are a net increase in cash of $243.9 million, net of transaction costs for the Business Combination of $70.2 million. As of March 31, 2022 and December 31, 2021, the Company had warrant liabilities of $27.3 million and $49.4 million, respectively. The Company recorded the change in fair value in warrant liabilities were recorded in the other income (expense) on the condensed consolidated statement of operations.
As a result of the Business Combination, Embark became an SEC-registered and Nasdaq-listed company, which required Embark to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Embark incurs additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.
Recent Developments Affecting Comparability
COVID-19 Impact and the Conflict in Ukraine
In March 2020, the World Health Organization declared the 2019 novel coronavirus (“COVID-19”) a global pandemic. In the United States, as part of government-imposed restrictions, Embark was forced to temporarily pause fleet testing and operations in 2020. Embark also implemented a work-from-home policy for most of its non-operations team. However, a select group of workers remained on-site to continue advancing testing work for its test fleet. Since then, Embark has resumed its fleet testing and operations and has increased headcount to match its research and development requirements.
The future impact of the COVID-19 pandemic on Embark’s operational and financial performance will depend on certain developments, including the duration and end of the pandemic and the occurrence of future outbreaks from new variants, impact on Embark’s research and development efforts, and effect on Embark’s suppliers, all of which are uncertain and cannot be predicted. Public and private sector policies and initiatives to reduce the transmission of COVID-19 and disruptions to Embark’s operations and the operations of Embark’s third-party suppliers, along with the related global slowdown in economic activity, may result in increased costs. It is possible that the COVID-19 pandemic, the measures that have been taken or that may be taken by the federal, state, local authorities and businesses affected by government-mandated business closures, vaccination mandates and the resulting economic impact may materially and adversely affect Embark’s business, results of operations, cash flows and financial positions.
While we have limited direct business exposure in Russia, Belarus and Ukraine, the Russian military actions and the resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, partners, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial.
Key Factors Affecting Embark’s Operating Performance
Embark’s financial condition, results of operations, and future success depend on several factors that present significant opportunities for Embark but also pose risks and challenges, including those set forth the section entitled “Risk Factors” in this quarterly report, the section entitled “Risk Factors” in the Annual Report and in as set forth below:
Embark’s Ability to Achieve Key Technical Milestones and Deliver a Commercial Product
Embark’s growth will depend on the introduction of Embark Driver and Embark Guardian products which will drive demand from potential customers. Embark has developed a platform agnostic interface, Embark Universal Interface, which will serve as the foundation to utilize Embark Driver and Guardian products in trucks manufactured by a broad range of OEMs. Embark’s ability to introduce its products will be driven by a variety of factors including Embark’s research and development fleet size, the number of autonomous miles driven (measured as the number of miles driven by Embark’s research & development fleet as well as partner fleet autonomous miles), and the ability to provide a safe and sustainable solution based on information gathered from the operation of Embark’s research and development fleet. Embark develops most key technologies in-house to achieve a rapid pace of innovation and tests it extensively through research and development fleet operations. Embark expects an increase in research and development fleet size in the foreseeable future to allow it to strategically focus on innovations, which it believes will help solidify its overall solution to customers and partners. To date, Embark has not generated any revenue and until its products reach commercialization, autonomous miles driven will be comprised of autonomous miles driven by its research and development fleet and the fleet of its partners. Embark believes that as the number of autonomous miles driven increases, the data will continually feed improvements to the platform, allowing it to innovate and introduce new products to the market and increase adoption of its products in the future.
Embark’s Ability to Expand its Coverage Map Across the United States
Embark’s long-term growth potential will benefit from strategic network expansion across the United States. Network breadth is measured by the number of transfer points on Embark’s coverage map, which are representative of the cities which Embark plans to support. Embark expects to achieve significant network growth by partnering with key real-estate partners which will enable it to quickly bring their properties into its coverage map. Additionally, Embark will partner with carriers and shippers who currently move, or have in the past moved, a significant amount of freight on Embark’s network to add their properties to the network. Embark believes that expanding its network will enable it to create a significant and sustainable competitive advantage. Embark believes that the continued growth of its partnerships will improve user experience and drive more users to its platform, which it believes will allow it to further densify its coverage map and reinforce rapid network growth. Embark will apply a highly scalable model nationally, with a tailored approach to each state, driven by the regulatory environment and local market dynamics. Embark believes that this will allow it to expand rapidly and efficiently across different geographies, while maintaining a high level of control over the specific strategy within each state.
Embark’s Ability to Expand its Partner Network
The growth of Embark’s business model is focused on driving the adoption of its technical products and maximizing their use across Embark’s partners’ operations. This is achieved by working closely with carrier management teams to prepare them to deploy and scale autonomous trucks. In April 2021, Embark formally announced the Embark Partner Development Program (PDP), which serves as the basis of its partnership network. The PDP is comprised of carriers and shippers from across the freight ecosystem working with Embark to refine and scale Embark’s offerings. Most recently, Embark announced the industry-first Truck Transfer Program to place Embark technology in the hands of Knight-Swift drivers.
Adoption and Support of Autonomous Technology in the Freight Industry
Embark’s business model is supported by a large addressable market that Embark believes will benefit from the introduction of autonomous trucking technology. The freight industry is currently facing significant challenges, notably driver shortages and utilization limitations, which it believes it will address through its product offerings. Embark has identified participants from across the freight ecosystem who have expressed support for Embark’s offerings and the potential solutions they provide to the challenges they are facing.
While Embark has confirmed general market support, the long-term success of its business model is dependent on broad scale adoption and support of autonomous trucking technology. Embark has engaged with notable partners in the freight industry who Embark believes will lead the industry in adopting autonomous vehicle technology. As Embark onboards more partners, it will increase miles driven by partners, which Embark believes will serve to validate its product offerings and generate interest and confidence from other partners. Embark believes customers will be motivated to integrate Embark’s technology to be price competitive with other freight participants who have achieved efficiencies with it.
Key Components of Embark’s Results of Operations
The following discussion describes certain line items in Embark’s condensed consolidated statements of operations.

Operating Expenses
Operating expenses consist of research and development expenses and general and administrative expenses. Personnel-related costs are the most significant component of Embark’s operating expenses and include salaries, benefits, and stock-based compensation expenses.
Embark’s full-time employee headcount in research and development has grown from 172 as of December 31, 2021 to 242 as of March 31, 2022 and in general and administrative functions has grown from 59 as of December 31, 2021 to 62 as of March 31, 2022. Embark expects to continue to hire new employees to support our growth. The timing of these additional hires could materially affect Embark’s operating expenses in any particular period.
Embark expects to continue to invest substantial resources to support its growth and anticipates that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.
Research and Development Expenses
Research and development expenses consist primarily of salaries, employee benefits, stock-based compensation expenses and travel expenses related to Embark’s engineers performing research and development activities to originate, develop and enhance Embark’s products. Additional expenses include consulting charges, component purchases, software licenses and other costs for performing research and development on Embark’s software products.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation expenses, and travel expenses related to Embark’s executives, finance team, and the administrative employees. They also consists of legal, accounting, consulting, and professional fees, rent and lease expenses pertaining to Embark’s offices, business insurance costs and other costs. Embark expects its general and administrative expenses to increase for the foreseeable future as it scales headcount with the growth of its business, and as a result of operating as a public company, including as a result of compliance with the rules and regulations of the SEC, legal, audit, tax and other administrative and professional services.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Embark’s results of operations data for the periods presented (in thousands):
Comparisons for the three months ended March 31, 2022 and 2021
The following table sets forth Embark’s condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended		$	%
	2022	2021	Change	Change

Operating expenses:
Research and development	$18,695	$6,231	$12,464	200.0%
General and administrative	21,926	2,290	19,636	857.5%
Total operating expenses	40,621	8,521	32,100	376.7%
Loss from operations	(40,621)	(8,521)	(32,100)	376.7%
Other income, net	22,174	39	22,135	N.M.
Loss before provision for income taxes	(18,447)	(8,482)	(9,965)	117.5%
Provision for income taxes	—	—	—	N.M.
Net loss	$(18,447)	$(8,482)	$(9,965)	117.5%
_________________________________________________
N.M. — Percentage change not meaningful

Research and Development Expenses
Research and development expense increased by $12.5 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to $8.8 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to continued expansion of Embark’s research and development team, a $0.2 million increase in infrastructure expenditure related to increased R&D activities, a $0.3 million increase in prototype truck hardware expenses, a $1.8 million increase in general R&D costs primarily driven by engineering software & subscription costs and a $0.2 million increase in computer and equipment expenditure related to an increase in Embark’s research and development team.
General and Administrative Expense
General and administrative expense increased by $19.6 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to $16.5 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to growth in the business, a $0.5 million increase in occupancy expenses related to additional leases, a $0.2 million increase in fleet operation expenses due to increased activity, a $0.6 million increase in insurance expenses and a $0.3 million increase in travel and events expenditure.
Other income (expense), net
Other income increased by $22.1 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to the change in the estimated fair value of Public, Private, Working Capital and FPA Warrants of $22.2 million.
Liquidity and Capital Resources
Since Embark’s inception, it has financed its operations primarily through the sale of shares of common stock and preferred stock.
In connection with the Business Combination, a convertible promissory note (the “Convertible Note”) issued by Embark in April 2021 was converted in exchange for 3,774,951 shares of Embark Class A common stock. As of March 31, 2022, Embark had outstanding debt of $1.0 million from a financing of freight trucks that it utilizes for research and development. Embark makes monthly installment payments on its truck financing arrangements. The truck financings have varying maturities between March 2023 and January 2027. Embark’s principal uses of cash in recent periods have been to fund its operations, invest in research and development, repay borrowings, and make investments in accordance with its investments policy.
Embark believes existing cash and other components of working capital will be sufficient to meet its needs for at least the next 12 months. Embark’s long-term capital requirements will depend on many factors including timing and extent of spending to support research and development efforts as well as general and administrative activities for the business. If, at any time, Embark determines it requires more capital to execute upon its business plan, and /or that market conditions are favorable, Embark may seek additional equity or debt financing. Additionally, in the event Embark may in the future enter into arrangements to acquire or invest in related products, technologies, software and services, and Embark may need to seek additional equity or debt financing to support such growth. As of March 31, 2022, there were future minimum lease payments of $7.1 million.
Embark currently transports shipments using its research and development truck fleet, demonstrating proof of concept and paving the way for commercialization and revenue generating operations in the future. However, Embark has not earned any revenue to date, and had $244.5 million in cash and cash equivalents and an accumulated deficit of $201.4 million as of March 31, 2022. To the extent Embark is unable to commercialize its technology as expected, its liquidity may be negatively impacted.
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

The following table shows Embark’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:	(unaudited)
Operating activities	$(18,225)	$(6,791)
Investing activities	$(1,717)	$17,270
Financing activities	$287	$28
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 was $18.2 million, an increase of $11.4 million from $6.8 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $10.0 million net loss for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In addition, the increase was partially attributable to $5.7 million of non-cash adjustments to net loss, including $0.6 million of depreciation and amortization, $22.2 million of change in fair value of warrant liability, as well as $16.0 million of stock-based compensation, and partially offset by $4.2 million net cash increase by changes in Embark’s operating assets and liabilities, which was primarily attributable to accounts payable, accrued expenses and other current liabilities primarily due to overall growth and timing of payables.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $1.7 million, a decrease of $19.0 million from $17.3 million of net cash provided by investing activities for the three months ended March 31, 2021. The decrease was primarily due to a decrease of $18.2 million in proceeds received from maturities of investments, and an increase in purchase of property, equipment, and software of $0.7 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 was $0.3 million compared to $28,000 of net cash used in investing activities for the three months ended March 31, 2021. The increase was primarily due to an increase of $0.3 million in proceeds received from the exercise of employee stock options.
Financing Arrangements
There have been no material changes outside the ordinary course of business in Embark’s financing arrangements as previously disclosed in Embark’s Annual Report.

Off-Balance Sheet Arrangements
Embark did not have any off-balance sheet arrangements as of March 31, 2022.
Critical Accounting Policies and Significant Management Estimates
The preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of Embark’s financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to Embark’s critical accounting policies or estimates during the three months ended March 31, 2022, from those discussed in Embark’s Annual Report.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies in Embark’s condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election
Embark is an emerging growth company (EGC), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Embark intends to elect to adopt new or revised accounting standards under private company adoption timelines. Accordingly, the timing of Embark’s adoption of new or revised accounting standards will not be the same as other public companies that are not emerging growth companies or that have opted out of using such extended transition period.
Item 3. Quantitative and Qualitative Disclosures About Market.
Embark is exposed to certain market risks as part of its ongoing business operations.
Credit Risk
Embark is exposed to credit risk on its investment portfolio. Investments that potentially subject us to credit risk consist principally of cash and investments in debt securities. Embark places cash and cash equivalents with financial institutions with high credit standing and excess cash in marketable investment grade debt securities.
Interest Rate Risk
Embark is exposed to interest rate risk on its investment portfolio. Investments that potentially subject Embark to interest rate risk consist principally of cash and investments in debt securities. As of March 31, 2022, Embark has cash and cash equivalents of $244.5 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of Embark’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of its cash, cash equivalents, and investments.
Inflation Risk
Embark is exposed to impact of wage inflation, and has experienced wage inflation during 2021. Although wages have increased during 2021, and the continuing supply chain crisis and geopolitical conflict in Ukraine may contribute to continuing inflation, Embark does not believe that inflation has had a material effect on its business, results of operations, or financial condition. If Embark’s costs were to become subject to more significant inflationary pressures before we commercialize and sell our technology, we will not be able to offset such higher costs through price increases. Embark’s inability to do so could harm its business, results of operations, and financial condition.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2022, due to the material weakness described in the Annual Report, our disclosure controls and procedures were not effective.

As disclosed in Part II, Item 9A, “Controls and Procedures” in our Annual Report, we identified a material weakness in our internal control over financial reporting resulting from a lack of sufficient number of qualified personnel within our accounting function who possessed an appropriate level of expertise to effectively perform the following functions:
•identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and

•assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

Status of remediation efforts

In response to the material weaknesses identified and described above, our management, with the oversight of the Audit Committee of our Board of Directors, will continue through 2022 to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate these material weaknesses.

Changes in Internal Control Over Financial Reporting

Except for changes in connection with our implementation of the remediation measures or as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, Embark may be involved in actions, claims, suits, and other proceedings in the ordinary course of its business. In addition, from time to time, third parties may in the future assert intellectual property infringement claims against Embark in the form of letters and other forms of communication. Litigation or any other legal or administrative proceeding, regardless of the outcome, can result in substantial cost and diversion of its resources, including its management’s time and attention. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, the results of operations, financial position or cash flows.
On April 1, 2022, Tyler Hardy filed a putative securities class action lawsuit against Embark and certain of our executive officers and the former executive officers of Northern Genesis Acquisition Corp., captioned Hardy v. Embark Technology, Inc., et al., Case No. 3:22-cv-02090-JSC, in the United States District Court for the Northern District of California, purportedly on behalf of a class consisting of those who purchased or otherwise acquired Embark common stock between January 12, 2021 and January 5, 2022. The complaint alleges that defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff Hardy does not quantify any damages in the complaint, but in addition to attorneys’ fees and costs, seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired Embark stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result.
Embark disputes the allegations in the above-reference matter, intends to defend the matter vigorously, and believes that the claims are without merit. Legal and regulatory proceedings, including the above-referenced matter, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, it is not possible to determine the probability of loss or estimate damages for the above-referenced matter, and therefore, Embark has not established reserves for this proceeding. When Embark determines that a loss is both probable and reasonably estimable, Embark will record a liability, and, if the liability is material, will disclose the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that legal proceedings individually or in the aggregate will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors
There are no material changes to the risk factors discussed in Embark’s Annual Report under the heading “Risk Factors.” You should carefully consider these risks, together with management’s discussion and analysis of Embark’s financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, Embark’s business, results of operations, financial condition and cash flows could suffer significantly.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date	Exhibit	Filed Herewith

2.1+	Agreement and Plan of Merger, dated as of June 22, 2021, by and among Northern Genesis Acquisition Corp. II, NGAB Merger Sub Inc. and Embark Trucks Inc.	8-K	001-39881	6/23/2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Northern Genesis Acquisition Corp. II.	8-K	001-39881	11/17/2021	3.1
3.2	Amended and Restated Bylaws of Embark Technology, Inc.	8-K	001-39881	11/17/2021	3.2
4.1	Specimen Warrant Certificate of Embark Technology, Inc.	S-4	333-257647	10/13/2021	4.5
4.2	Specimen Class A Common Stock Certificate of Embark Technology, Inc.	S-4	333-257647	10/13/2021	4.6
4.3	Warrant Agreement, dated as of January 12, 2021, by and among Northern Genesis Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39881	1/19/2021	4.1
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRIL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					X
________________________
*    Filed herewith.
**    Furnished herewith. The certifications attached as Exhibit 31.1, Exhibit 31.2 and Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Embark Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2022.

EMBARK TECHNOLOGY, INC.

By:	/s/ Alex Rodrigues
	Name:	Alex Rodrigues
	Title:	Chief Executive Officer
(Principal Executive Officer)

EMBARK TECHNOLOGY, INC.

By:	/s/ Richard Hawwa
	Name:	Richard Hawwa
	Title:	Chief Financial Officer
(Principal Financial and Principal Accounting)