Form 10-Q
period 2022-06-30
Embark Technology, Inc.
filed 2022-08-12
CIK 1827980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-39881
EMBARK TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3343695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 Townsend Street, San Francisco, California	94107
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of August 5, 2022, the number of shares of the issuer’s Class A common stock outstanding was 373,586,994 and the number of outstanding shares of the issuer’s Class B common stock was 87,078,981.

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
Forward‑looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
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
◦the ability of Embark to achieve and maintain profitability in the future; and

•other factors detailed under the section entitled “Risk Factors.” in this Quarterly Report on Form 10-Q and the section entitled “Risk Factors” in Embark’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2022 (the “Annual Report”).

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).

Embark Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$220,403	$264,615
Restricted cash, short-term	65	130
Prepaid expenses and other current assets	6,424	12,746
Total current assets	226,892	277,491
Restricted cash, long-term	812	275
Property, equipment and software, net	14,970	9,637
Operating lease right-of-use assets	6,073	—
Other assets	7,218	3,596
Total assets	$255,965	$290,999
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,440	$2,497
Accrued expenses and other current liabilities	6,634	3,142
Current portion of operating lease liabilities	2,040	—
Short-term notes payable	527	358
Total current liabilities	13,641	5,997
Long-term notes payable	1,321	722
Warrant liability	3,010	49,419
Non-current portion of operating lease liabilities	4,358	—
Other long-term liability	110	50
Long-term deferred rent	—	177
Total liabilities	22,440	56,365
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and none outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 4,000,000,000 shares authorized, 373,089,177 shares issued as of June 30, 2022; 4,000,000,000 shares authorized, 362,832,986 shares issued as of December 31, 2021	37	36
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 87,078,781 shares issued as of June 30, 2022 and December 31, 2021	9	9
Additional paid-in capital	449,153	417,492
Accumulated deficit	(215,674)	(182,903)
Total stockholders’ equity	233,525	234,634
Total liabilities and stockholders’ equity	$255,965	$290,999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$19,041	$9,111	$37,736	$15,342
General and administrative	18,765	4,702	40,691	6,992
Total operating expenses	37,806	13,813	78,427	22,334
Loss from operations	(37,806)	(13,813)	(78,427)	(22,334)
Other income (expense):
Change in the fair value of derivative liability	—	(4,773)	—	(4,773)
Change in fair value of warrant liability	24,253	—	46,409	—
Other income (expense)	(620)	(3)	(594)	6
Interest income	160	40	173	70
Interest expense	(311)	(1,677)	(332)	(1,677)
Loss before provision for income taxes	(14,324)	(20,226)	(32,771)	(28,708)
Provision for income taxes	—	—	—	—
Net loss	$(14,324)	$(20,226)	$(32,771)	$(28,708)
Net loss attributable to common stockholders, basic and diluted	$(14,324)	$(20,226)	$(32,771)	$(28,708)
Net loss per share attributable to common stockholders:
Basic and diluted, Class A and Class B	$(0.03)	$(0.14)	$(0.07)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	457,195,552	141,997,299	454,963,170	141,997,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(14,324)	$(20,226)	$(32,771)	$(28,708)
Other comprehensive loss (net of tax):
Unrealized losses on available-for-sale securities, net	—	(23)	—	(42)
Comprehensive loss	$(14,324)	$(20,249)	$(32,771)	$(28,750)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	260,582,311	$1	484,912	$—	142,460,804	$—	—	$—	—	$—	—	$130,229	$(67,172)	$26	$63,084
Shares issued upon exercise of stock options	—	—	—	—	46,050	—	—	—	—	—	—	4	—	—	$4
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	6	—	—	$6
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	593	—	—	$593
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	1,350	—	—	$1,350
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23)	$(23)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,226)	—	$(20,226)
Balance at June 30, 2021	260,582,311	$1	484,912	$—	142,506,854	$—	—	$—	—	$—	—	$132,182	$(87,398)	$3	$44,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)
continued

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	—	$—	—	—	362,832,986	$36	87,078,781	$9	23,153,266	$434,573	(201,350)	$—	$233,268
Shares issued upon exercise of stock options	—	—	—	—	—	—	7,528,517	1	—	—	—	770	—	—	$771
Shares issued upon vesting of common stock units	—	—	—	—	—	—	266,432	—	—	—	—	—	—	—	$—
Shares issued upon vesting of restricted stock units	—	—	—	—	—	—	2,011,242	—	—	—	—	—	—	—	$—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	9	—	—	$9
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	13,135	—	—	$13,135
Issuance of common stock for services	—	—	—	—	—	—	450,000	—	—	—	—	666	—	—	$666
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(14,324)	—	$(14,324)
Balance at June 30, 2022	—	$—	—	$—	—	$—	373,089,177	$37	87,078,781	$9	23,153,266	$449,153	$(215,674)	$—	$233,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	260,582,311	$1	484,912	$—	141,216,455	$—	—	$—	—	$—	—	$129,449	$(58,690)	$45	$70,805
Shares issued upon exercise of stock options	—	—	—	—	1,290,399	—	—	—	—	—	—	98	—	—	$98
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	11	—	—	$11
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	1,191	—	—	$1,191
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	1,433	—	—	$1,433
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(42)	$(42)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(28,708)	—	$(28,708)
Balance at June 30, 2021	260,582,311	$1	484,912	—	142,506,854	$—	—	$—	—	$—	—	$132,182	$(87,398)	$3	$44,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	—	—	—	$—	362,832,986	$36	87,078,781	$9	23,153,266	$417,492	$(182,903)	$—	$234,634
Shares issued upon exercise of stock options	—	—	—	—	—	—	7,528,517	1	—	—	—	1,142	—	—	$1,143
Shares issued upon vesting of common stock units	—	—	—	—	—	—	266,432	—	—	—	—	—	—	—	$—
Shares issued upon vesting of restricted stock units	—	—	—	—	—	—	2,011,242	—	—	—	—	—	—	—	$—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	20	—	—	$20
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	29,833	—	—	$29,833
Issuance of common stock for services	—	—	—	—	—	—	450,000	—	—	—	—	666	—	—	$666
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(32,771)	—	$(32,771)
Balance at June 30, 2022	—	$—	—	$—	—	$—	373,089,177	$37	87,078,781	$9	23,153,266	$449,153	$(215,674)	$—	$233,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities
Net loss	$(32,771)	$(28,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	834	474
Amortization expense - right-of-use assets - operating leases	1,004	—
Stock-based compensation, net of amounts capitalized	29,023	1,099
Issuance of warrants for services	—	1,433
Change in fair value of warrants	(46,409)	—
Net amortization of premiums and accretion of discounts on investments	—	229
Amortization of debt discount	—	1,677
Change in the fair value of derivative liability	—	4,773
Issuance of common stock for services	666	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,200	(2,439)
Other assets	(3,622)	(3,135)
Accounts payable	2,086	1,650
Other long-term liabilities	60	—
Accrued expenses and other current liabilities	2,663	2,863
Net cash used in operating activities	(40,266)	(20,084)
Cash flows from investing activities
Maturities of investments	—	35,239
Purchase of property, equipment and software	(4,403)	(1,547)
Deposit for purchase of trucks	—	(400)
Refund of deposit for trucks	—	47
Net cash provided by (used in) investing activities	(4,403)	33,339
Cash flows from financing activities
Cash proceeds received from convertible note payable	—	25,000
Payment towards notes payable	(209)	(135)
Proceeds from exercise of stock options	1,142	98
Repurchase of early exercised stock options	(4)	—
Net cash provided by (used in) financing activities	929	24,963
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,740)	38,218
Cash, cash equivalents and restricted cash at beginning of period	265,020	11,460
Cash, cash equivalents and restricted cash at end of period	$221,280	$49,678
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18	$34
Supplemental schedule of noncash investing and financing activities
Acquisition of property, equipment and software in accounts payable	$387	$71
Acquisition of trucks by assuming notes payable	$976	$278
Right-of-use assets obtained in exchange for lease obligations	$7,077	$—
Deferred offering costs in accrued liability	$—	$2,176
Stock-based compensation capitalized into internally developed software	$932	$92
Vesting of early exercised stock options	$20	$11
Issuance of common stock for services	$666	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Embark Technology, Inc. (“Embark” or the “Company”) was originally incorporated in Delaware on September 25, 2020 under the name Northern Genesis Acquisition Corp. II (“NGA”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 10, 2021 (the “Closing Date”), the Company (at such time named Northern Genesis Acquisition Corp. II) consummated the business combination (the “Business Combination”) pursuant to the Agreement and Plan of Merger, dated June 22, 2021 with the pre-Business Combination company, Embark Trucks, Inc. (“Embark Trucks”). In connection with the consummation of the Business Combination, the Company changed its name from Northern Genesis Acquisition Corp. II to Embark Technology, Inc. and became the parent entity of Embark Trucks.
The Merger was accounted for as a reverse recapitalization with Embark as the accounting acquirer and NGA as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the condensed consolidated financial statements represent the accounts of Embark as if Embark is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (approximately 2.98 shares of Company Class A common stock for 1 share of Embark Class A common stock).
The principal activities of Embark Technology, Inc. include design and development of autonomous driving software for the truck freight industry. The Company is headquartered in San Francisco, California and was incorporated in the State of Delaware in 2016. Other than Embark Trucks, the Company has no other subsidiaries as of June 30, 2022.
The Company has devoted substantially all of its resources to develop its autonomous truck technology, to enable and expand its route models - transfer point and direct-to-customer, to expand its partnerships with shippers and carriers, to raising capital, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations from inception through June 30, 2022.
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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.
Unaudited Interim Financial Information
These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto contained in Embark’s Annual Report. The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and the Company’s results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
Business Combination
The Company entered into the Merger Agreement with NGA, a special purpose acquisition company, on June 22, 2021. On November 10, 2021, as part of the Business Combination, NGAB Merger Sub Inc., a newly formed subsidiary of

NGA (“Merger Sub”), merged with and into Embark Trucks. In connection with the consummation of the Business Combination, the separate corporate existence of Merger Sub ceased; Embark Trucks survived and became a wholly owned subsidiary of NGA, which was renamed Embark Technology, Inc.
The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under the guidance in ASC 805, Embark was treated as the “acquirer” company for the accounting purposes. Embark Trucks was deemed the accounting predecessor of the combined business, and Embark Technology, Inc., as the parent company of the combined business, was the successor SEC registrant, meaning that Embark’s financial statements for previous periods will be disclosed in the registrant’s periodic reports filed with the SEC. The Business Combination had a significant impact on Embark’s reported financial position and results as a consequence of the reverse recapitalization. The most significant change in Embark’s reported financial position and results was a net increase in cash of $243.9 million, net of transaction costs for the Business Combination of $70.2 million.
Liquidity and Capital Resources

The Company has incurred losses from operations since inception. The Company incurred net losses of $32.8 million and $28.7 million for the six months ended June 30, 2022 and 2021, respectively, and accumulated deficit amounts to $215.7 million and $182.9 million as of June 30, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $40.3 million and $20.1 million for the six months ended June 30, 2022 and 2021, respectively.
The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures. As of June 30, 2022 and December 31, 2021, the Company’s balance of cash and cash equivalents was $220.4 million and $264.6 million, respectively.
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
The Company’s ability to continue as a going concern is dependent on management’s ability to control operating costs and demonstrate progress against its technical roadmap. This involves developing new capabilities for the Embark Driver software and improving the reliability and performance of the software on public roads. The Company believes demonstrating ongoing technical progress will enable the Company to obtain funds from outside sources of financing, including financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is either a) not an emerging growth company or b) an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Concentration of Risks
Embark’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. Embark maintains its cash and cash equivalents and restricted cash with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.
Impact of COVID-19
The outbreak of the novel coronavirus COVID-19, which was declared a global pandemic by the World Health Organization on March 11, 2020 has led to adverse impacts on the U.S. and global economies and has impacted and continues to impact the Company’s supply chain, and operations. Even though the Company has taken measures to adapt to operating in this challenging environment, the pandemic could further affect the Company’s operations and the operations of, partners, suppliers and vendors due to additional shelter- in-place and other governmental orders, facility closures, travel and logistics restrictions, or other factors as circumstances continue to evolve. In response to this pandemic, many jurisdictions in which the Company operates issued stay-at-home orders and other measures aimed at slowing the spread of the virus. While the Company remains open in accordance with guidance from local authorities, the Company experienced a temporary pause in testing of its research and development truck fleet and operations in response to the stay- at-home orders in calendar year 2021. The impacts from stay-at-home orders and other updated local government indoor operation measures associated with COVID-19 and its variants are not currently impacting the Company’s operations, however, there remains continuing uncertainty around the potential disruptions the pandemic could cause looking forward. The Company has instituted policies across its offices to ensure compliance with the guidelines imposed by the applicable public health authorities from time to time. At current, these changes have not impacted the Company’s operations. In response to recent variants, local governments have updated and may continue to update their guidelines for indoor operations. Therefore, the related financial impact and duration cannot be reasonably estimated at this time.

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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had $220.4 million and $264.6 million of cash and cash equivalents, respectively.
The Company maintains letters of credit to secure leases of the Company’s offices and facilities. A portion of the Company’s cash is collateralized in conjunction with the letter of credit and is classified as restricted cash on the Company’s condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company had $0.9 million and $0.4 million in restricted cash, respectively. At the end of each year of the lease, the face amount of the letter of credit is reduced by a fixed amount of approximately $0.1 million and reclassified into cash and cash equivalents on the Company’s condensed consolidated balance sheets. The Company determines short-term or long-term classification based on the expected duration of the restriction.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the condensed consolidated statements of cash flows are as follows (in thousands):

	As of June 30,		As of December 31,
	2022	2021	2021

Cash and cash equivalents	$220,403	$49,273	$264,615
Restricted cash, short-term	65	65	130
Restricted cash, long-term	812	340	275
Total cash, cash equivalents and restricted cash	$221,280	$49,678	$265,020

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

Public and Private Warrants
As part of NGA’s initial public offering on October 13, 2020, NGA issued to third party investors 41.4 million units, consisting of one share of Class A common stock of NGA and one-third of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the "Public Warrants"). Further, NGA completed the private sale of 6.7 million warrants to NGA's sponsor at a purchase price of $1.50 per warrant (the "Private Warrants"). Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, 13.8 million Public Warrants and 6.7 million Private Warrants remained outstanding as of June 30, 2022.

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
The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity's Own Equity, and concluded that they do not meet the criteria to be classified in stockholders' equity. Since the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations and comprehensive income (loss) at each reporting date.
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
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of June 30, 2022 and December 31, 2021. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.
Stock-based Compensation
Stock-based compensation expense related to stock option awards, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted to employees, directors and non-employees are accounted for based on estimated grant-date fair values. For stock option awards and RSUs with service conditions, the Company uses the straight-line method to recognize compensation expense over the requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards using the Black-Scholes option- pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the stock price of the underlying common shares on the date of grant. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant. Stock-based compensation for RSUs granted with a performance condition is recognized on a graded vesting basis. Stock-based compensation tor PSUs, is recognized on a graded vesting basis, as the PSUs are associated with market conditions over the holder’s derived service period. The fair value of the PSUs are estimated using the Monte Carlo simulation. The Company accounts for the effect of forfeitures as they occur.
Internal Use Software
The Company capitalizes certain costs associated with creating and enhancing internally developed software for the Company’s technology infrastructure and such costs are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees directly associated with and who devote time to software development projects. Software development costs that do not qualify for capitalization are expensed as incurred and recorded in research and development expense in the condensed consolidated statements of operations.
Software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete, and the software is ready for its intended purpose. Software development costs are depreciated using the straight-line method over the estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived. Internal use software is tested for impairment in accordance with the Company’s long- lived assets impairment policy.

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
Change in fair value of warrant liability
Change in fair value of warrant liability represents the change in fair value of Public, Private, Working Capital and Forward Purchase Agreement (“FPA”) Warrants. For each reporting period, Embark will determine the fair value of the warrant liability, and record a corresponding non-cash benefit or non-cash charge, due to a decrease or increase in fair value, respectively, of the calculated warrant liability.
Other Income
As part of the Company’s research and development activities, we contract with shippers and freight carriers to transfer freight between the Company’s transfer hubs in return for cash consideration. Transferring freight with the Company’s research and development truck fleet are not and will not be considered an output of the Company’s anticipated ordinary revenue-generating activities. Consideration received from such arrangements is presented as other income in the Company’s condensed consolidated statement of operations.
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
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock do not have a contractual obligation to share in any losses. No dividends were declared or paid for the three or six months ended June 30, 2022. No preferred stock was outstanding as of June 30, 2022
Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

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
Comprehensive Loss
Comprehensive loss is defined as the total change in stockholders’ equity during the period other than from transactions with stockholders. Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized losses on investments classified as available-for-sale and losses on foreign currency revaluations.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The Company adopted “ASC 842” on January 1, 2022, using the modified retrospective transition method, specifically the "Comparatives under ASC 840 approach", and used the effective date as the date of initial application. The Company elected the “package of practical expedients,” which permits Embark not to reassess under ASC 842 its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets. Upon adoption of the new leasing standard on January 1, 2022, the Company recognized right-of-use assets of $4.4 million and lease liabilities of $4.5 million, respectively, which are related to its various operating leases. The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The adoption of ASU 2019-12 is effective for the Company beginning January 1, 2022. The adoption of this standard did not have a material impact to its financial statements.
In May 2021, the FASB issued ASU 2021-04, Modification of equity-classified written call options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. The adoption of ASU 2021-04 was effective for the Company beginning January 1, 2022. The adoption of this standard did not have a material impact to its financial statements.
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
3.BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022	December 31, 2021

Prepaid insurance	$2,839	$7,459
Prepaid software	1,335	2,564
Income tax receivable	493	494
Short-term deposits	475	448
Prepaid salary	532	279
Other prepaid expenses	252	936
Other current assets	498	566
Total prepaid expenses and other current assets	$6,424	$12,746
Property, Equipment and Software
Property, equipment and software consist of the following as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022	December 31, 2021

Machinery and equipment	$418	$344
Electronic equipment	$1,018	$413
Vehicles and vehicle hardware	$8,053	$6,268
Leasehold improvements	$553	$258
Developed software	$8,592	$5,184
Other	$27	$26
Property, equipment and software, gross	$18,661	$12,493
Less: accumulated depreciation and amortization	$(3,691)	$(2,856)
Total property, equipment and software, net	$14,970	$9,637
Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.3 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $0.8 million and $0.5 million, respectively.

Other Assets
Other assets consist of the following as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022	December 31, 2021

Intangible assets	$—	$4
Long-term prepaid insurance and deposits	7,218	3,592
Total Other Assets	$7,218	$3,596
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022	December 31, 2021

Accrued payroll expenses	$3,758	$823
Accrued legal expenses	482	124
Accrued consulting expenses	929	—
Accrued transaction costs	—	1,092
Accrued software	580	—
Other	885	1,103
Total accrued expenses and other current liabilities	$6,634	$3,142

4.    FAIR VALUE MEASUREMENTS
The carrying value and fair value of the Company’s financial instruments as of June 30, 2022 and December 31, 2021, respectively, are as follows (in thousands):

	As of June 30, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash equivalents:
United States money market funds	$4,357	$—	$—	$4,357
Liabilities
Warrant liabilities - FPA warrants	$87	$—	$—	$87
Warrant liabilities - public warrants	$1,793	$—	$—	$1,793
Warrant liabilities - working capital warrants	$—	$—	$260	$260
Warrant liabilities - private warrants	$—	$—	$870	$870
Cantor put option derivative	$—	$—	$—	$—

	As of December 31, 2021 (in thousands)
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
United States money market funds	$22,349	$—	$—	$22,349
Liabilities
Warrant liabilities - FPA warrants	$1,337	$—	$—	$1,337
Warrant liabilities - public warrants	$27,669	$—	$—	$27,669
Warrant liabilities - working capital warrants	$—	$—	$4,700	$4,700
Warrant liabilities - private warrants	$—	$—	$15,714	$15,714
As of June 30, 2022, there was no transfer from Level 2 to Level 3. As of December 31, 2021, transfers from Level 2 to Level 3 of the fair value hierarchy were $15.5 million for Private and Public Warrants.
The fair value of the above liability classified Public, Private, Working Capital and FPA Warrants have been measured based on the listed market price of such warrants on November 10, 2021. The FPA warrants and public warrants were valued using the public price as of June 30, 2022 and December 31, 2021 . The Private and Working Capital warrants were fair valued using the Black Scholes Option Pricing Model as of June 30, 2022 and December 31, 2021. For the three and six months ended June 30, 2022, the Company recognized income in the condensed consolidated statement of operations resulting from a change in the fair value of warrants of approximately $24.3 million and $46.4 million, respectively, presented as other income (expense) on the accompanying condensed consolidated statement of operations.

5.STOCKHOLDERS’ EQUITY
Shares Authorized and Issued
As of June 30, 2022, the Company had authorized a total of 4,110,000,000 shares for issuance with 4,000,000,000 shares designated as Class A common stock, 100,000,000 shares designated as Class B common stock and 10,000,000 shares designated as preferred stock.
As of June 30, 2022, the Company had 373,089,177 issued as Class A common stock and 87,078,781 issued as Class B common stock.
Preferred Stock
As of June 30, 2022, there were 10,000,000 shares of preferred stock authorized and no shares of preferred and founders preferred stock was issued or outstanding. The Company’s preferred stock, as of June 30, 2022, does not contain any mandatory redemption features, nor are they redeemable at the option of the holder.
Class A and Class B Common Stock
The Company’s Board of Directors has authorized two class of common stock, Class A and Class B. Holders of Class A and Class B common stock are not entitled to preemptive or other similar subscription rights to purchase any of Embark’s securities.
Class A common stock is neither convertible nor redeemable. Class B common stock is convertible into Class A common stock. Unless Embark’s board of directors determines otherwise, Embark will issue all of its capital stock in certificated form. The Embark Founders held, and continue to hold, all outstanding shares of Class B common stock upon consummation of the Business Combination.
In connection with the merger with NGA on November 10, 2021, the Embark Founders exchanged 87,078,781 shares of Founder’s common stock, which were entitled to one vote per share, into the same number of shares of Class B common stock, which are entitled to ten votes per share. The Company recorded the incremental value of $13.6 million associated with this transaction as stock-based compensation in general and administrative expenses.

The significant rights, privileges and preferences of common stock as of June 30, 2022 are as follows:
Liquidation Preference
If Embark is involved in voluntary or involuntary liquidation, dissolution or winding up of Embark’s affairs, or a similar event, each holder of Embark Common Stock will participate pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of Embark preferred stock, if any, then outstanding.
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
Stock purchase agreement
On May 31, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each with CF Principal Investments LLC (“Cantor”). Pursuant to the Purchase Agreement, the Company has the right to sell to Cantor up to the lesser of (i) 30,000,000 of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the Purchase Agreement), from time to time during the 36-month term of the Purchase Agreement. Sales of Class A common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to Cantor under the Purchase Agreement. The total number of shares to be sold to Cantor is limited to the extent that shares sold to Cantor would not result in Cantor and its affiliates having shares in excess of the Beneficial Ownership Limitation. The purchase price of shares sold to Cantor will be equal to 97% of the volume weighted average price on the trading day the shares are put to Cantor. The Company determined that the right to sell shares of the Company’s Class A common stock to Cantor pursuant to the Purchase Agreement represents a freestanding put option under ASC 815, Derivatives and Hedging. The fair value of the put option was determined to be zero as the shares to be issued and the purchase price is settled within one business day. During the three months ended June 30, 2022, the Company did not sell shares of Class A common stock to Cantor pursuant to the Purchase Agreement.
As consideration for Cantor’s commitment to purchase shares of Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company agreed to issue 450,000 shares of Class A common stock (the “Commitment Shares”) to Cantor at the time of execution of the Purchase Agreement. On May 31, 2022, the Company issued the Commitment Shares to Cantor with a fair value of $0.7 million. The fair value associated with the commitment shares was recorded as a component of other expense in the Company’s condensed consolidated statement of operations and a component of common stock and additional paid-in capital in the company’s condensed consolidated balance sheet.

6. WARRANTS

As of June 30, 2022, the following warrants were issued and outstanding:

Description	Classification	Issue Date	Warrants Outstanding	Fair Value Price Per Share	Exercise Price per Share	Expiration
FPA warrants (1)	Liability	November 10, 2021	666,663	$0.13	$11.50	November 10, 2026
Public warrants	Liability	November 10, 2021	13,799,936	$0.13	$11.50	November 10, 2026
Private warrants	Liability	November 10, 2021	6,686,667	$0.13	$11.50	November 10, 2026
Working capital warrants	Liability	November 10, 2021	2,000,000	$0.13	$11.50	November 10, 2026
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
The fair value of $3.0 million of Private and Working Capital warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of June 30, 2022:

Risk – free interest rate	3.00%
Expected term (in years)	4.36
Expected dividend yield	0%
Expected volatility	115.0%
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

7. STOCK-BASED COMPENSATION EXPENSE
Stock Option Plan
In connection with the Business Combination, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), under which the Company grants cash and equity incentive awards to directors, employees (including named executive officers) and consultants in order to attract, motivate and retain the talent for which the Company competes. The Company terminated the 2016 Stock Plan, provided that the outstanding awards previously granted under the 2016 Plan continue to remain outstanding under the 2016 Plan. Under the 2021 Plan, as of June 30, 2022, the Company has authorized to issue a maximum number of 58,713,535 shares of Class A common stock, with annual increases beginning January 1, 2022 and ending on and including January 1, 2031 of 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the preceding calendar year. As of June 30, 2022, the Company issued 18,128,682 shares of restricted stock units under the 2021 Plan.
Embark Trucks adopted the 2016 Stock Plan in October 2016 (the “2016 Plan”). The 2016 Plan authorized the grant of incentive stock options, non-statutory stock options, and restricted stock awards to employees, directors, and consultants. The 2016 Plan also initially reserved 993,542 shares of common stock (8,941,878 shares post-split in June 2018) for issuance and designated forfeited option shares to be returned to the option reserve. Options may be early exercised and are exercisable for a term of 10 years from the date of grant. As of June 30, 2022, the Company had registered 79,742,504 shares to be reserved for option grants, RSUs and PSUs previously issued under the 2016 Plan. The Company will not issue additional awards under the 2016 Plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	n/a	0.55 - 1.10%	n/a	0.55 – 1.10%
Expected term (in years)	n/a	5.47 - 6.07	n/a	5.47 – 6.07
Expected dividend yield	n/a	—%	n/a	—%
Expected volatility	n/a	36.88 - 51.52%	n/a	36.88 – 51.52%
The Company did not grant any stock options for the three and six months ended June 30, 2022.
Option Activity
Changes in stock options are as follows:

	Number of Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic (in thousands)
Outstanding at December 31, 2021	25,358,455	$0.20	6.9	$215,093
Exercised	(7,667,637)	0.12
Cancelled	(545,274)	$0.44
Outstanding at June 30, 2022	17,145,544	0.23	6.6	$5,666
Vested and exercisable as of June 30, 2022	12,034,871	$0.14	5.9	$4,751
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The company did not grant any stock options for the six months ended June 30, 2022. The weighted average grant date fair value per share for the stock option grants during the six months ended June 30, 2021 was $1.88. As of June 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $5.02 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Restricted Stock Units
Prior to the Business Combination, Embark Trucks also granted employees RSUs which are subject to performance and service-based vesting conditions. As the Company went public upon the completion of the Business Combination in November 2021, the performance condition had been met. The RSUs generally vest over either a four year period with 25% of the awarded vesting after the first-year anniversary and one-thirty sixth of the remainder of the award vesting monthly thereafter or over a four year period with a 40/30/20/10 monthly schedule. Vesting is contingent upon such employee’s continued service on such vesting date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company may grant RSUs with different vesting terms from time to time.
For the three and six months ended June 30, 2022, the Company granted 18,128,682 shares of RSUs under the 2021 Equity Plan. The weighted average grant date fair value per share for the stock option grants during the three and six months ended June 30, 2022 was $1.23. As of June 30, 2022, there was $50.5 million unrecognized stock-based compensation expense related to outstanding RSUs granted to employees, with a weighted-average remaining vesting period of 3.2 years.
A summary of the Company’s RSU activities and related information is as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2021	9,616,774	$8.44
Granted	18,128,682	1.23
Forfeited	(753,282)	5.91
Vested	(3,081,610)	6.70
Balance as of June 30, 2022	23,910,564	$3.27

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
As of June 30, 2022, there was $78.3 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining vesting period of 7.6 years.
The Company’s PSUs activity for the six months ended June 30, was as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2021	44,715,756	$1.97
Granted	—	—
Forfeited	—	—
Vested	—	—
Balance as of June 30, 2022	44,715,756	$1.97

Common Stock Units
The Company is obligated to issue shares of Class A common stock upon the vesting of certain restricted stock awards that resulted from Embark Trucks warrants that were issued prior to the Business Combination. Pursuant to the terms of these warrant awards, the restricted stock awards were issued for services at the time of consummation of the Business Combination, and are subject to service vesting terms, with the shares being subject to cancellation. The pre-Business Combination warrants were exercised in their entirety on a cashless basis, with the unvested shares being excluded from the stockholders’ equity and becoming subject to the service vesting condition going forward. Early exercises are reclassified to additional paid-in capital as the Company’s cancellation right lapses. The number of unvested shares of Class A common stock were 1,214,630 as of June 30, 2022.
As of June 30, 2022, there was $3.4 million unrecognized stock-based compensation expense related to outstanding Common Stock Units (“CSUs”) granted to non-employees, with a weighted-average remaining vesting period of 2.0 years.
The Company's CSUs activity for the six months ended June 30, was as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2021	1,481,065	$2.48
Granted	—	$—
Forfeited	—	$—
Vested	(266,435)	$2.48
Balance as of June 30, 2022	1,214,630

Overview
The following table presents the impact of stock-based compensation expense on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$3,955	$340	$8,059	$651
General, and administrative	8,466	197	20,964	448
Total stock-based compensation expense	$12,421	$537	$29,023	$1,099
Total stock-based compensation that was capitalized into internally developed software asset was $0.8 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively. Total stock-based compensation that was capitalized into internally developed software asset was $0.9 million and $0.1 million during the six months ended June 30, 2022 and 2021, respectively.
The following table presents the impact of stock-based compensation expense by award type for the three and six months ended June 30, 2022 and 2021 respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Award Type	2022	2021	2022	2021

Options	$540	$592	$1,267	$1,191
RSUs	9,527	—	22,466	—
PSUs	2,630	—	5,231	—
CSUs	499	—	990	—
Total stock-based compensation expense	$13,196	$592	$29,954	$1,191
SBC capitalized into internally developed software	(775)	(55)	(931)	(92)
Total stock-based compensation expense, net	$12,421	$537	$29,023	$1,099
For the three or six months ended June 30, 2021, the Company did not recognize any stock-based expense associated with PSUs, RSUs, and CSUs as the performance condition had not been satisfied until November 10, 2021.

8.     RETIREMENT SAVINGS PLAN
The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. The Company does not currently offer a match and has not provided a match as of June 30, 2022.
9.     NOTES PAYABLE
Since inception, the Company has entered into multiple financing agreements to finance the purchase of trucks that the Company utilizes for research and development purposes, (collectively, the “Notes Payable”). The Notes Payable comprise multiple loans between $0.1 million and $0.5 million that accrue interest at rates between 6.01% and 13.47% per annum, with terms ranging between 36 months and 72 months. The Company makes equal monthly installment payments over the terms of the Notes Payable, which are allocated between interest and the principal balances. Notes payable as of June 30, 2022 and December 31, 2021 are $1.8 million and $1.1 million, respectively.
The following table presents future payments of principal as of June 30, 2022 (in thousands):

Years Ended December 31,	Amounts
2022 (remaining six months)	$270
2023	505
2024	372
2025	313
2026 and thereafter	388
Total future payments	$1,848
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
On April 1, 2022, Tyler Hardy filed a putative securities class action lawsuit against Embark and certain of our executive officers and the former executive officers of Northern Genesis Acquisition Corp., captioned Hardy v. Embark Technology, Inc., et al., Case No. 3:22-cv-02090-JSC, in the United States District Court for the Northern District of California, purportedly on behalf of a class consisting of those who purchased or otherwise acquired Embark common stock between January 12, 2021 and January 5, 2022. The complaint alleges that defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff Hardy does not quantify any damages in the complaint, but in addition to attorneys’ fees and costs, seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired Embark stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On July 7, 2022, the Court appointed Tyler Hardy as lead plaintiff in the case, and his counsel at Pomerantz LLP as lead counsel. On July 15, 2022, the Court entered the parties’ stipulation whereby Plaintiff Hardy will file a consolidated amended complaint by August 25, 2022, to which defendants’ response will be due by October 24, 2022.

Embark disputes the allegations in the above-reference matter, intends to defend the matter vigorously, and believes that the claims are without merit. Legal and regulatory proceedings, including the above-reference matter, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, it is not possible to determine the probability of loss or estimate damages for the above-referenced matter, and therefore, Embark has not established reserves for this proceeding. If Embark determines that a loss is both probable and reasonably estimable, Embark will record a liability, and, if the liability is material, will disclose the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that legal proceedings individually or in the aggregate will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Lease cost
Operating lease cost	$609	1,209
Short-term lease cost (1)	102	204
Total lease cost	$711	1,413
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

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2022

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,048
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities	$7,077

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

June 30, 2022

Assets
Operating lease right-of-use assets	$6,073
Liabilities
Operating lease liability, current	$2,040
Operating lease liability, non-current	$4,358
Total operating lease liability	$6,398

June 30, 2022

Weighted Average Lease Term (in years)
Operating Leases	3.30
Weighted Average Discount Rate
Operating Leases	5.77%

Total future minimum lease payments over the term of the lease as of June 30, 2022, are as follows (in thousands):

Years Ended December 31,	Operating leases
2022 (remaining six months)	$1,237
2023	2,222
2024	2,090
2025	662
2026	677
2027 and thereafter	170
Total undiscounted lease payments	$7,058
Less: imputed interest	(660)
Total lease liabilities	$6,398
As of June 30, 2022, the Company entered into additional operating leases for two transfer points and office space of $26.6 million. These operating leases will commence in fiscal 2022 with lease terms ranging between 18 and 84 months, and contain options to renew and extend the terms between 6 months and 60 months for each renewal period respectively.

11.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except share and per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator:
Net loss	$(14,324)	$(20,226)	$(32,771)	$(28,708)
Net loss attributable to common stockholders	$(14,324)	$(20,226)	$(32,771)	$(28,708)
Denominator:
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (1)	$(0.03)	$(0.14)	$(0.07)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	457,195,552	141,997,299	454,963,170	141,997,299
Class A	370,116,771	n/a*	367,884,389	n/a*
Class B	87,078,781	n/a*	87,078,781	n/a*
___________________
*Prior to the Merger and prior to effecting the recapitalization in 2021, the Company had one class of common stock. Subsequent to the Merger, the Company has two classes of common stock: Class A and Class B common stock.
(1) During the three months ended June 30, 2022, the Company identified an error related to the weighted-average shares and net loss per share amounts for the three months ended March 31, 2021. The weighted-average shares and net loss per share did not reflect the retrospective effect of the exchange ratio established in the Merger (approximately 2.98 shares of Company A common stock for 1 share of Embark Class A common stock). The weighted-average shares and net loss per share as of March 31, 2021 are 141,807,168 and $(0.06), as corrected within the six month year-to-date comparative period financial information. Management evaluated the materiality of this error from quantitative and qualitative perspectives and concluded the error was not material to the prior periods.

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

	For the Six Months Ended June 30,
	2022	2021
		(1)
Founders Preferred shares	—	484,911
Series A-1 convertible preferred shares	—	10,902,511
Series A-2 convertible preferred shares	—	16,026,809
Series A-3 convertible preferred shares	—	7,413,655
Series A-4 convertible preferred shares	—	1,762,026
Series A-5 convertible preferred shares	—	7,995,162
Series A-6 convertible preferred shares	—	10,881,463
Series A-7 convertible preferred shares	—	45,162,476
Series B convertible preferred shares	—	97,945,840
Series C convertible preferred shares	—	62,492,365
Outstanding options	17,145,544	34,365,393
Warrants issued and outstanding	23,153,266	2,556,860
Restricted stock units	23,910,564	—
Common stock units	1,214,630	—
Performance stock units	44,715,756	—
Total	110,139,760	297,989,471

(1) During the three months ended June 30, 2022, the Company identified an error related to the weighted-average common stock equivalents for the three months ended March 31, 2021. The weighted-average common stock equivalents did not reflect the retrospective effect of the exchange ratio established in the Merger (approximately 2.98 shares of Company A common stock for 1 share of Embark Class A common stock). The weighted-average common stock equivalent as of March 31, 2021 is 290,397,385, as corrected within the six month year-to-date comparative period financial information. Management evaluated the materiality of this error from quantitative and qualitative perspectives and concluded the error was not material to the prior period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report. In addition to the historical financial information, this discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections entitled “Forward-Looking Statements” above and “Risk Factors” below, and in the section entitled “Risk Factors” in the Annual Report.
Overview
Embark develops technologically advanced autonomous driving software for the truck freight industry and offers a carefully constructed business model that is expected to provide the industry with the most attractive path to adopting autonomous driving. Specifically, Embark has developed a Software as a Service platform designed to interoperate with a broad range of truck OEM platforms, forgoing complicated and logistically challenging truck building or hardware manufacturing operations in favor of focusing on a superior driving technology. At scale, domestic fleets will be able to access Embark technology via a subscription software license selected as an option at the time they specify the build of new semi-trucks.
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
Embark currently targets and evaluates all sub-segments of the growing $730 billion U.S. truck freight market, which is segmented by, e.g., type of goods, geography and trailer type. Embark will continue to evaluate a variety of different segments within the truck freight industry based on factors including ease of implementation and profitability in order to identify the most favorable opportunities to commercialize AV technology over time.
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
The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under the guidance in ASC 805, Embark was treated as the “acquired” company for financial reporting purposes. Embark Trucks was deemed the accounting predecessor of the combined business, and Embark Technology, Inc., as the parent company of the combined business, was the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s periodic reports filed with the SEC. The Business Combination had a significant impact on Embark’s reported financial position and results as a consequence of the reverse recapitalization. The most significant changes in Embark’s reported financial position and results are a net increase in cash of $243.9 million net of transaction costs for the Business Combination of $70.2 million.
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

Recent Material Contracts
Stock purchase agreement
On May 31, 2022, Embark entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Registration Rights Agreement”), each with CF Principal Investments LLC (“Cantor”). Pursuant to the Purchase Agreement, the Company has the right to sell to Cantor up to the lesser of (i) 30,000,000 of newly issued shares of the Company’s Class A common stock, and (ii) the Exchange Cap (as defined in the Purchase Agreement), from time to time during the 36-month term of the Purchase Agreement. Sales of Class A common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to Cantor under the Purchase Agreement. The total number of shares to be sold to Cantor is limited to the extent that shares sold to Cantor would not result in Cantor and its affiliates having shares in excess of the Beneficial Ownership Limitation (as such term is defined in the Purchase Agreement). The purchase price of shares sold to Cantor will be equal to 97% of the volume weighted average price on the trading day the shares are put to Cantor.
As consideration for Cantor’s commitment to purchase shares of Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company agreed to issue 450,000 shares of Class A common stock (the “Commitment Shares”) to Cantor at the time of execution of the Purchase Agreement. On May 31, 2022, the Company issued the Commitment Shares to Cantor with a fair value of $0.7 million.

Recent Developments Affecting Comparability
COVID-19 Impact and the Conflict in Ukraine
In March 2020, the World Health Organization declared the 2019 novel coronavirus (“COVID-19”) a global pandemic. In the United States, as part of government-imposed restrictions, Embark was forced to temporarily pause fleet testing and operations in 2020. Embark also implemented a work-from-home policy for most of its non-operations team. However, a select group of workers remained on-site to continue advancing testing work for its test fleet. Since then, Embark has resumed its fleet testing and operations and has increased headcount to address its research and development (“R&D”) requirements.
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
Key Factors Affecting Embark’s Operating Performance
Embark’s financial condition, results of operations, and future success depend on several factors that present significant opportunities for Embark but also pose risks and challenges, including those set forth the section entitled “Risk

Factors” in this Quarterly Report on Form 10-Q and in the section entitled “Risk Factors” in the Annual Report and in as set forth below:
Embark’s Ability to Achieve Key Technical Milestones and Deliver a Commercial Product
Embark’s growth will depend on the introduction of Embark Driver and Embark Guardian products which will drive demand from potential customers. Embark has developed a platform agnostic interface, Embark Universal Interface, which will serve as the foundation to utilize Embark Driver and Guardian products in trucks manufactured by a broad range of OEMs. Embark’s ability to introduce its products will be driven by a variety of factors including strategic use of the testing capacity of Embark’s research and development fleet capacity, the number of autonomous miles driven (measured as the number of miles driven by Embark’s research & development fleet as well as partner fleet autonomous miles), simulated miles and encounters, and the ability to effectively collect and act upon information gathered from the operation of Embark’s research and development fleet to develop a safe and sustainable solution. Embark develops most key technologies in-house to achieve a rapid pace of innovation and tests it extensively through research and development fleet operations. Embark expects a continuing emphasis in research and development fleet usage in the foreseeable future to allow it to strategically focus on innovations, which it believes will help solidify its overall solution to customers and partners. To date, Embark has not generated any revenue and until its products reach commercialization, autonomous miles driven will be comprised of autonomous miles driven by its research and development fleet and the fleet of its partners. Embark believes that data taken from autonomous miles driven during testing will continually feed improvements to the platform, allowing it to innovate and introduce new products to the market and increase adoption of its products in the future.
Embark’s Ability to Expand its Coverage Map Across the United States
Embark’s long-term growth potential will benefit from strategic network expansion across the United States. Network breadth is measured by the number of transfer points on Embark’s coverage map, which are representative of the cities which Embark plans to support. Embark expects to achieve significant network growth by partnering with key real-estate partners which will enable it to quickly bring their properties into its coverage map. Additionally, Embark is partnering with carriers and shippers who currently move, or have in the past moved, a significant amount of freight on Embark’s network to add their properties to the network. Embark believes that expanding its network will enable it to create a significant and sustainable competitive advantage. Embark believes that the continued growth of its partnerships will improve user experience and drive more users to its platform, which it believes will allow it to further densify its coverage map and reinforce rapid network growth. Embark will apply a highly scalable model nationally, with a tailored approach to each state, driven by the regulatory environment and local market dynamics. Embark believes that this will allow it to expand rapidly and efficiently across different geographies, while maintaining a high level of control over the specific strategy within each state.
Embark’s Ability to Expand its Partner Network
An aspect Embark’s business growth strategy is seek to drive the adoption of its technical products by deploying them in Embark’s partners’ operations in a collaborative process. This is achieved by working closely with carrier management teams to prepare them to deploy and scale autonomous trucks. In April 2021, Embark formally announced the Embark Partner Development Program (PDP), which serves as the basis of its partnership network. The PDP is comprised of carriers and shippers from across the freight ecosystem working with Embark to refine and scale Embark’s offerings. Most recently, Embark announced the industry-first Truck Transfer Program to place Embark technology in the hands of Knight-Swift drivers.
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
Embark’s full-time employee headcount in research and development has grown from 172 as of December 31, 2021 to 271 as of June 30, 2022 and in general and administrative functions has grown from 59 as of December 31, 2021 to 69 as of June 30, 2022. Embark expects to continue to hire new employees to support our commercialization. The timing of these additional hires could materially affect Embark’s operating expenses in any particular period.
Embark expects to continue to invest resources in a focused manner to support its growth and anticipates that each of the following categories of operating expenses could increase in absolute dollar amounts for the foreseeable future.
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
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation expenses, and travel expenses related to Embark’s executives, finance team, and the administrative employees. They also consists of legal, accounting, consulting, and professional fees, rent and lease expenses pertaining to Embark’s offices, business insurance costs and other costs. Embark expects its general and administrative expenses to increase as it puts in the processes and procedures as a public company, including as a result of compliance with the rules and regulations of the SEC, legal, audit, tax, and other administrative and professional services.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Embark’s results of operations data for the periods presented (in thousands):
Comparisons for the three months ended June 30, 2022 and 2021
The following table sets forth Embark’s condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change

Operating expenses:
Research and development	$19,041	$9,111	$9,930	109.0%
General and administrative	18,765	4,702	14,063	299.1%
Total operating expenses	37,806	13,813	23,993	173.7%
Loss from operations	(37,806)	(13,813)	(23,993)	173.7%
Other income (expense), net	23,482	(6,413)	29,895	(466.2)%
Loss before provision for income taxes	(14,324)	(20,226)	5,902	(29.2)%
Provision for income taxes	—	—	—	N.M
Net loss	$(14,324)	$(20,226)	5,902	(29.2)%
_________________________________________________
N.M. — Percentage change not meaningful
Research and Development Expenses
Research and development expense increased by $9.9 million in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to $8.6 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to continued expansion of Embark’s R&D team, a $0.6 million increase in infrastructure expenditure related to increased R&D activities, and a $0.7 million increase in general R&D costs primarily driven by engineering software & subscriptions costs.

General and Administrative Expenses
General and administrative expense increased by $14.1 million in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily due to $13.0 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to growth in the business, a $0.5 million increase in occupancy expenses related to additional leases and a $0.4 million increase in insurance expenses.
Other income (expense), net
Other income increased by $29.9 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to the change in the estimated fair value of Public, Private, Working Capital and FPA Warrants of $24.3 million, a $4.8 million decrease in the change in the estimated fair value of derivative liabilities, and a $1.4 million decrease in interest expense related to convertible notes which were converted upon consummation of the business combination. The increase was partially offset by a $0.7 million issuance of common stock for services.
Comparisons for the six months ended June 30, 2022 and 2021

The following table sets forth Embark’s condensed consolidated results of operations data for the periods presented (in thousands):

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

Operating expenses:
Research and development	$37,736	$15,342	$22,394	146.0%
General and administrative	40,691	6,992	33,699	482.0%
Total operating expenses	78,427	22,334	56,093	251.2%
Loss from operations	(78,427)	(22,334)	(56,093)	251.2%
Other income (expense), net	45,656	(6,374)	52,030	(816.3)%
Loss before provision for income taxes	(32,771)	(28,708)	(4,063)	14.2%
Provision for income taxes	—	—	—	N.M
Net loss	$(32,771)	$(28,708)	(4,063)	14.2%
_________________________________________________
N.M. — Percentage change not meaningful
Research and Development Expenses
Research and development expense increased by $22.4 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily due to $17.4 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to continued expansion of Embark’s R&D team, a $0.8 million increase in infrastructure expenditure related to increased R&D activities, a $0.6 million increase in prototype truck hardware expenses and a $2.5 million increase in general R&D costs primarily driven by engineering software & subscription costs.
General and Administrative Expense
General and administrative expense increased by $33.7 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021.The increase was primarily due to $29.5 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to growth in the business, a $1.0 million increase in occupancy expenses related to additional leases, a $0.9 million increase in insurance expenses and a $0.5 million increase in travel and events expenditure.
Other income (expense), net
Other income increased by $52.0 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to the change in the estimated fair value of Public, Private, Working Capital and FPA Warrants of $46.4 million, a $4.8 million decrease in the change in the estimated fair value of derivative liabilities and a $1.3 million decrease in interest expense related to convertible notes which were converted upon consummation of the business combination. The increase was partially offset by a $0.7 million issuance of common stock for services.

Liquidity and Capital Resources
Since Embark’s inception, it has financed its operations primarily through the sale of shares of common stock and preferred stock.
In connection with the Business Combination, a convertible promissory note (the “Convertible Note”) issued by Embark in April 2021 was converted in exchange for 3,774,951 shares of Embark Class A common stock. As of June 30, 2022, Embark had outstanding debt of $1.8 million from a financing of freight trucks that it utilizes for R&D. Embark makes monthly installment payments on its truck financing arrangements. The truck financings have varying maturities between March 2023 and January 2027. Embark’s principal uses of cash in recent periods have been to fund its operations, invest in research and development, repay borrowings, and make investments in accordance with its investments policy.

Embark believes existing cash and other components of working capital will be sufficient to meet its needs for at least the next 12 months. Embark’s long-term capital requirements will depend on many factors including timing and extent of spending to support R&D efforts, as well as general and administrative activities for the business. If, at any time, Embark determines it requires more capital to execute upon its business plan, and /or that market conditions are favorable, Embark may seek additional equity or debt financing. Additionally, in the event Embark may in the future enter into arrangements to acquire or invest in related products, technologies, software and services, and Embark may need to seek additional equity or debt financing to support such growth. As of June 30, 2022, there were future minimum lease payments of $7.1 million.
Embark currently transports shipments using its R&D truck fleet, demonstrating proof of concept and paving the way for commercialization and revenue generating operations in the future. However, Embark has not earned any revenue to date, and had $220.4 million in cash and cash equivalents and an accumulated deficit of $215.7 million as of June 30, 2022. To the extent Embark is unable to commercialize its technology as expected, its liquidity may be negatively impacted.
Embark’s ability to continue as a going concern is dependent on management’s ability to control operating costs and demonstrate progress against its technical roadmap. This involves developing new capabilities for the Embark Driver software and improving the reliability and performance of the software on public roads. Embark believes demonstrating ongoing technical progress will enable Embark to obtain funds from outside sources of financing, including financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures.
The following table shows Embark’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(40,266)	$(20,084)
Investing activities	$(4,403)	$33,339
Financing activities	$929	$24,963
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $40.3 million, an increase of $20.2 million from $20.1 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $4.1 million in net loss for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was offset by $24.6 million of non-cash adjustments to net loss (comprised of $46.4 million of change in fair value of warrant liability, $4.8 million of change in the fair value of the derivative liability, $1.4 million of change in the fair value of warrants issued for services and $1.7 million of amortization of debt discounts, which was offset by $27.9 million of stock-based compensation, depreciation and amortization of $1.4 million and $0.7 million of issuance of common stock for services). In addition, the increase was offset further by $8.4 million net cash decrease by changes in Embark’s operating assets and liabilities, which was primarily attributable to prepaid expenses and other current assets, accrued expenses and other current liabilities primarily due to overall growth and timing of payables.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $4.4 million, a decrease of $37.7 million from $33.3 million of net cash provided by investing activities for the six months ended June 30, 2021. The decrease was primarily due to a decrease of $35.2 million in proceeds received from maturities of investments and an increase in purchase of property, equipment, and software of $2.9 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022, was $0.9 million, a decrease of $24.1 million from the $25.0 million of net cash provided by investing activities for the six months ended June 30, 2021. The decrease was primarily due to a decrease of $25.0 million in proceeds received from the convertible notes, which was partially offset by $1.1 million of cash proceeds from the exercise of stock options.

Financing Arrangements
There have been no material changes outside the ordinary course of business in Embark’s financing arrangements as previously disclosed in Embark’s Annual Report.

Off-Balance Sheet Arrangements
Embark did not have any off-balance sheet arrangements as of June 30, 2022.
Critical Accounting Policies and Significant Management Estimates
The preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of Embark’s financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to Embark’s critical accounting policies or estimates during the three and six months ended June 30, 2022, from those discussed in Embark’s Annual Report.

Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 2, “ Summary of Significant Accounting Policies” in Embark’s condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act Accounting Election
Embark is an emerging growth company (“EGC”), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Embark intends to elect to adopt new or revised accounting standards under private company adoption timelines. Accordingly, the timing of Embark’s adoption of new or revised accounting standards will not be the same as other public companies that are not emerging growth companies or that have opted out of using such extended transition period.
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
Interest Rate Risk
Embark is exposed to interest rate risk on its investment portfolio. Investments that potentially subject Embark to interest rate risk consist principally of cash and investments in debt securities. As of June 30, 2022, Embark has cash and cash equivalents of $220.4 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of Embark’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of its cash, cash equivalents, and investments.
Inflation Risk
Embark is exposed to impact of wage inflation, and has experienced wage inflation during 2022. As wages have increased during 2022, and the continuing supply chain crisis and geopolitical conflict in Ukraine contributes to continuing inflation, inflation could have a material effect on its business, results of operations, or financial condition. If Embark’s costs were to become subject to more significant inflationary pressures before we commercialize and sell our technology, we will not be able to offset such higher costs through price increases. Embark’s inability to do so could harm its business, results of operations, and financial condition.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2022, due to the material weakness described in the Annual Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Except for changes in connection with our implementation of the remediation measures or as described above, there were no changes in our internal control over financial reporting as of June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 1, 2022, Tyler Hardy filed a putative securities class action lawsuit against Embark and certain of our executive officers and the former executive officers of Northern Genesis Acquisition Corp., captioned Hardy v. Embark Technology, Inc., et al., Case No. 3:22-cv-02090-JSC, in the United States District Court for the Northern District of California, purportedly on behalf of a class consisting of those who purchased or otherwise acquired Embark common stock between January 12, 2021 and January 5, 2022. The complaint alleges that defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff Hardy does not quantify any damages in the complaint, but in addition to attorneys’ fees and costs, seeks to recover damages on behalf of himself and other persons who purchased or otherwise acquired Embark stock during the putative class period at allegedly inflated prices and purportedly suffered financial harm as a result. On July 7, 2022, the Court appointed Tyler Hardy as lead plaintiff in the case, and his counsel at Pomerantz LLP as lead counsel. On July 15, 2022, the Court entered the parties’ stipulation whereby Plaintiff Hardy will file a consolidated amended complaint by August 25, 2022, to which defendants’ response will be due by October 24, 2022.
Embark disputes the allegations in the above-reference matter, intends to defend the matter vigorously, and believes that the claims are without merit. Legal and regulatory proceedings, including the above-referenced matter, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, it is not possible to determine the probability of loss or estimate damages for the above-referenced matter, and therefore, Embark has not established reserves for this proceeding. If Embark determines that a loss is both probable and reasonably estimable, Embark will record a liability, and, if the liability is material, will disclose the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that legal proceedings individually or in the aggregate will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors
Except as set forth herein, there are no other material changes from the risk factors discussed in Embark’s Annual Report under the heading “Risk Factors.” You should carefully consider these risks, together with management’s discussion and analysis of Embark’s financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, Embark’s business, results of operations, financial condition and cash flows could suffer significantly.

Embark’s resource-intensive R&D and commercialization activities may require Embark to raise additional funds and these funds may not be available to Embark terms when they are needed. If Embark cannot raise additional funds on attractive terms when it needs them, its strategy, operations and prospects could be negatively affected.
The continued research & development, marketing and commercialization of Embark’s technology is expected to require significant capital expenditures to reach commercial scale. To date, Embark has not generated any revenue and as of June 30, 2022, Embark had cash and cash equivalents of $220.4 million. Embark may need to raise additional capital to continue to fund its R&D and commercialization activities and to improve its liquidity position under its current commercialization plan. Given the current interest rates and capital markets environment, raising additional capital will be challenging, may require acceptance of highly onerous terms or may not be possible at all and as a result, Embark may not be able to achieve the level of commercialization it had previously anticipated by 2024. Embark anticipates that if it is not able to raise additional capital within a timeframe consistent with its 2024 driver out commercialization plans, then it may have to adjust its commercialization plans to explore more limited uses of its technology, alternative services or adjacent markets. As a result of any such strategic adjustment, Embark’s financial condition, results of operations, business, and prospects are expected to be materially adversely affected.
General worldwide economic conditions could adversely affect Embark’s operating results and financial condition.
The U.S. and global economy are facing growing inflation, higher interest rates and potential recession. Adverse changes in economic conditions, high inflation and increasing geopolitical risks, such as the ongoing conflict in the Ukraine, could harm Embark’s operating results and financial conditions. Regional or global economic downturns could adversely affect demand for Embark’s technology through an impact on demand for freight shipping, impairment of the profit margins of Embark customers or through other impacts which could adversely affect its operating results. Inflation could also drive increases in Embark’s costs of operations, commodities, labor, materials and services, which Embark may not be able to successfully pass along to its customers. If Embark elects to incur indebtedness, higher interest rates could result in significant cash usage to service such indebtedness. These conditions, should they occur for an extended period of time, could adversely affect Embark and its customers and partners, which ultimately could affect Embark’s operating results and financial condition.

Embark relies on equity-based compensation to attract, retain and motivate its executives and key employees, which may result in excessive price pressures on Embark’s Class A common stock and/or shareholder dilution during periods in which Embark’s share price is depressed.

Embark relies upon equity awards including stock option awards, RSUs and PSUs to attract and retain the key talent it relies upon. During periods in which Embark’s share price declines, Embark may be required to issue equity awards covering a larger number of shares than anticipated to meet the current market level of compensation required to retain key executives and employees given the strong demand for talent in the technology industry. As a result, Embark’s share price may face incremental downward pressure as employees sell more shares into the market than anticipated. In addition, shareholders may experience additional dilution to the extent Embark is required to seek, and obtains, shareholder approval to expand the size of its employee equity incentive pool in order to maintain a competitive compensation position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date	Exhibit	Filed Herewith

2.1+	Agreement and Plan of Merger, dated as of June 22, 2021, by and among Northern Genesis Acquisition Corp. II, NGAB Merger Sub Inc. and Embark Trucks Inc.	8-K	001-39881	6/23/2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Northern Genesis Acquisition Corp. II.	8-K	001-39881	11/17/2021	3.1
3.2	Amended and Restated Bylaws of Embark Technology, Inc.	8-K	001-39881	11/17/2021	3.2
4.1	Specimen Warrant Certificate of Embark Technology, Inc.	S-4	333-257647	10/13/2021	4.5
4.2	Specimen Class A Common Stock Certificate of Embark Technology, Inc.	S-4	333-257647	10/13/2021	4.6
4.3	Warrant Agreement, dated as of January 12, 2021, by and among Northern Genesis Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39881	1/19/2021	4.1
4.4	Common Stock Purchase Agreement, dated as of May 31, 2022, by and between Embark Technology, Inc. and CF Principal Investments LLC.	8-K	001-39881	6/1/2022	4.1
4.5	Registration Rights Agreement dated as of May 31, 2022, by and between Embark Technology, Inc. and CF Principal Investments LLC.	8-K	001-39881	6/1/2022	4.2
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRIL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					X
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2022.

EMBARK TECHNOLOGY, INC.

By:	/s/ Alex Rodrigues
	Name:	Alex Rodrigues
	Title:	Chief Executive Officer
(Principal Executive Officer)

EMBARK TECHNOLOGY, INC.

By:	/s/ Richard Hawwa
	Name:	Richard Hawwa
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)