Form 10-Q
period 2022-09-30
Embark Technology, Inc.
filed 2022-11-08
CIK 1827980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-39881
EMBARK TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-3343695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 Alabama St, San Francisco, California	94110
(Address of Principal Executive Offices)	(Zip Code)
(415) 671-9628
Registrant's telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	EMBK	The Nasdaq Global Market
Warrants, each whole warrant exercisable for 1/20th share of Class A common stock at an exercise price of $11.50 per share	EMBKW	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of November 2, 2022, the number of shares of the issuer’s Class A common stock outstanding was 19,067,925 and the number of outstanding shares of the issuer’s Class B common stock was 4,353,948.

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
•factors relating to the business, operations and financial performance of Embark and its subsidiaries, including:
◦the impact of the COVID‑19 pandemic;
◦overall macroeconomic conditions and the impact on the capital markets;
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
◦the ability of Embark to achieve and maintain profitability in the future; and
•other factors detailed under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the section entitled “Risk Factors” in Embark’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2022 (the “Annual Report”).

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).

Embark Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$191,040	$264,615
Restricted cash, short-term	65	130
Prepaid expenses and other current assets	9,416	12,746
Total current assets	200,521	277,491
Restricted cash, long-term	812	275
Property, equipment and software, net	17,686	9,637
Operating lease right-of-use assets	22,941	—
Other assets	6,365	3,596
Total assets	$248,325	$290,999
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,758	$2,497
Accrued expenses and other current liabilities	9,226	3,142
Current portion of operating lease liabilities	3,251	—
Short-term notes payable	492	358
Total current liabilities	15,727	5,997
Long-term notes payable	1,421	722
Warrant liability	1,621	49,419
Non-current portion of operating lease liabilities	20,090	—
Other long-term liability	110	50
Long-term deferred rent	—	177
Total liabilities	38,969	56,365
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and none outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 4,000,000,000 shares authorized, 18,848,766 shares issued as of September 30, 2022; 4,000,000,000 shares authorized, 18,141,649 shares issued as of December 31, 2021	2	36
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 4,353,948 shares issued as of September 30, 2022 and December 31, 2021	—	9
Additional paid-in capital	460,440	417,492
Accumulated deficit	(251,086)	(182,903)
Total stockholders’ equity	209,356	234,634
Total liabilities and stockholders’ equity	$248,325	$290,999
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$21,691	$11,481	$59,427	$26,823
General and administrative	16,050	4,593	56,741	11,585
Total operating expenses	37,741	16,074	116,168	38,408
Loss from operations	(37,741)	(16,074)	(116,168)	(38,408)
Other income (expense):
Change in the fair value of derivative liability	—	(1,010)	—	(5,783)
Change in fair value of warrant liability	1,390	—	47,799	—
Other income (expense)	181	12	(413)	18
Interest income	758	13	931	83
Interest expense	—	(2,058)	(332)	(3,735)
Loss before provision for income taxes	(35,412)	(19,117)	(68,183)	(47,825)
Provision for income taxes	—	—	—	—
Net loss	$(35,412)	$(19,117)	$(68,183)	$(47,825)
Net loss attributable to common stockholders, basic and diluted	$(35,412)	$(19,117)	$(68,183)	$(47,825)
Net loss per share attributable to common stockholders:
Basic and diluted, Class A and Class B	$(1.53)	$(2.69)	$(2.98)	$(6.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	23,145,180	7,111,106	22,880,503	7,111,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(35,412)	$(19,117)	$(68,183)	$(47,825)
Other comprehensive loss (net of tax):
Unrealized losses on available-for-sale securities, net	—	(3)	—	(45)
Comprehensive loss	$(35,412)	$(19,120)	$(68,183)	$(47,870)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	13,029,115	$1	24,245	$—	7,125,342	$—	—	$—	—	$—	—	$132,182	$(87,398)	$3	$44,788
Shares issued upon exercise of stock options	—	—	—	—	18,487	—	—	—	—	—	—	51	—	—	51
Shares repurchased	—	—	—	—	(167)	—	—	—	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	630	—	—	630
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	342	—	—	342
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(19,117)	—	(19,117)
Balance at September 30, 2021	13,029,115	$1	24,245	$—	7,143,662	$—	—	$—	—	$—	—	$133,233	$(106,515)	$—	$26,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	—	$—	—	$—	18,654,458	$2	4,353,948	$—	23,153,266	$449,197	$(215,674)	$—	$233,525
Shares issued upon exercise of stock options	—	—	—	—	—	—	70,464	—	—	—	—	156	—	—	156
Shares issued upon vesting of common stock units	—	—	—	—	—	—	13,322	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	—	—	—	—	—	—	110,522	—	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	11,065	—	—	11,065
Net loss	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$(35,412)	$—	$(35,412)
Balance at September 30, 2022	—	$—	—	$—	—	$—	18,848,766	$2	4,353,948	$—	23,153,266	$460,440	$(251,086)	$—	$209,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	13,029,115	$1	24,245	$—	7,060,822	$—	—	$—	—	$—	—	$129,449	$(58,690)	$45	$70,805
Shares issued upon exercise of stock options	—	—	—	—	83,007	—	—	—	—	—	—	149	—	—	149
Shares repurchased	—	—	—	—	(167)	—	—	—	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	39	—	—	39
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	1,821	—	—	1,821
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	1,775	—	—	1,775
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(47,825)	—	(47,825)
Balance at September 30, 2021	13,029,115	$1	24,245	$—	7,143,662	$—	—	$—	—	$—	—	$133,233	$(106,515)	$—	$26,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Preferred Stock		Founders Preferred Stock		Common Stock		Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	—	$—	—	$—	18,141,649	$2	4,353,948	$—	23,153,266	$417,535	$(182,903)	$—	$234,634
Shares issued upon exercise of stock options	—	—	—	—	—	—	446,890	—	—	—	—	1,298	—	—	1,298
Shares issued upon vesting of common stock units	—	—	—	—	—	—	26,643	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	—	—	—	—	—	—	211,084	—	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	—	—	—	—	—	—	43	—	—	43
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	40,898	—	—	40,898
Issuance of common stock for services	—	—	—	—	—	—	22,500	—	—	—	—	666	—	—	666
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(68,183)	—	(68,183)
Balance at September 30, 2022	—	$—	—	$—	—	$—	18,848,766	$2	4,353,948	$—	23,153,266	$460,440	$(251,086)	$—	$209,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities
Net loss	$(68,183)	$(47,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,438	756
Amortization expense - right-of-use assets - operating leases	1,841	—
Stock-based compensation, net of amounts capitalized	39,942	1,661
Issuance of warrants for services	—	1,775
Change in fair value of warrants	(47,799)	—
Net amortization of premiums and accretion of discounts on investments	—	265
Amortization of debt discount	—	3,735
Change in the fair value of derivative liability	—	5,783
Loss on sale of property, equipment and software	(147)	—
Issuance of common stock for services	666	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,144	(911)
Other assets	(2,769)	(3,229)
Accounts payable	1,055	2,759
Other long-term liabilities	60	49
Accrued expenses and other current liabilities	4,482	2,324
Net cash used in operating activities	(66,270)	(32,858)
Cash flows from investing activities
Maturities of investments	—	48,239
Proceeds from sale of property, equipment and software	399	—
Purchase of property, equipment and software	(8,201)	(2,380)
Deposit for purchase of trucks	—	(400)
Refund of deposit for trucks	—	47
Net cash provided by (used in) investing activities	(7,802)	45,506
Cash flows from financing activities
Cash proceeds received from convertible note payable	—	25,001
Payment towards notes payable	(346)	(140)
Proceeds from exercise of stock options	1,319	149
Repurchase of early exercised stock options	(4)	—
Deferred offering costs	—	(827)
Net cash provided by financing activities	969	24,183
Net increase (decrease) in cash, cash equivalents and restricted cash	(73,103)	36,831
Cash, cash equivalents and restricted cash at beginning of period	265,020	11,460
Cash, cash equivalents and restricted cash at end of period	$191,917	$48,291
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18	$—
Supplemental schedule of noncash investing and financing activities
Acquisition of property, equipment and software in accounts payable	$1,038	$71
Acquisition of trucks by assuming notes payable	$1,420	$278
Right-of-use assets obtained in exchange for lease obligations	$24,782	$—
Deferred offering costs in accrued liability	$—	$3,275
Stock-based compensation capitalized into internally developed software	$1,144	$160
Vesting of early exercised stock options	$43	$39
Issuance of common stock for services	$666	$—
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
The principal activities of Embark Technology, Inc. include design and development of autonomous driving software for the truck freight industry. The Company is headquartered in San Francisco, California and was incorporated in the State of Delaware in 2016. Other than Embark Trucks, the Company has no other subsidiaries as of September 30, 2022.
The Company has devoted substantially all of its resources to develop its autonomous truck technology, to enable and expand its route models - transfer point and direct-to-customer, to expand its partnerships with shippers and carriers and other potential consumers, to raising capital, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations from inception through September 30, 2022.
Prior to the Merger, NGA ordinary shares and warrants were traded on the New York Stock Exchange under the ticker symbols “NGAB” and “NGAB.WS”, respectively. On the Closing Date, the Company’s Class A common stock and warrants began trading on the NASDAQ under the ticker symbols “EMBK” and “EMBKW”, respectively. One of the primary purposes of the Merger was to provide a platform for Embark Trucks to gain access to the U.S. capital markets.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the SEC. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.
Unaudited Interim Financial Information
These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto contained in Embark’s Annual Report. The condensed consolidated balance sheet at December 31, 2021, has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and the Company’s results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.

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

Reverse Stock Split
On August 15, 2022, the directors of the Company approved an amendment to the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”), at the ratio of 1-for-20. Following the close of trading on the Nasdaq Global Market on August 16, 2022 (the “Effective Time”), the Company filed a certificate of amendment to the Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. All references in these financial statements to number of common shares issued or outstanding, price per share, outstanding equity awards as well as the applicable exercise price, and weighted average number of shares outstanding prior to the 1 for 20 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented, unless otherwise noted. Warrants will be impacted by the same ratio upon exercise.
No fractional shares were issued in connection with the Reverse Stock Split. The Reverse Stock Split did not affect the number of authorized shares of Embark’s common stock, the par value of the common stock, the number of warrants issued and outstanding, or the exercise price of the warrants.
Liquidity and Capital Resources

The Company has incurred losses from operations since inception. The Company incurred net losses of $68.2 million and $47.8 million for the nine months ended September 30, 2022 and 2021, respectively, and accumulated deficit amounts of $251.1 million and $182.9 million as of September 30, 2022 and December 31, 2021, respectively. Net cash used in operating activities was $66.3 million and $32.9 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors, and borrow funds to fund its general operations, research and development activities and capital expenditures. As of September 30, 2022 and December 31, 2021, the Company’s balance of cash and cash equivalents was $191.0 million and $264.6 million, respectively.
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
The Company’s ability to continue as a going concern is dependent on management’s ability to control operating costs and demonstrate progress against its technical roadmap. This involves developing new capabilities for the Embark Driver software and improving the reliability and performance of the software on public roads. The Company believes demonstrating ongoing technical and commercial progress will enable the Company to obtain funds from outside sources of financing, including financing from equity interest investors and borrow funds to fund its general operations, research and development activities and capital expenditures.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $191.0 million and $264.6 million of cash and cash equivalents, respectively.
The Company maintains letters of credit to secure leases of the Company’s offices and facilities. A portion of the Company’s cash is collateralized in conjunction with the letter of credit and is classified as restricted cash on the Company’s condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company had $0.9 million and $0.4 million in restricted cash, respectively. At the end of each year of the lease, the face amount of the letter of credit is reduced by a fixed amount of approximately $0.1 million and reclassified into cash and cash equivalents on the Company’s condensed consolidated balance sheets. The Company determines short-term or long-term classification based on the expected duration of the restriction.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the condensed consolidated statements of cash flows are as follows (in thousands):

	As of September 30,		As of December 31,
	2022	2021	2021

Cash and cash equivalents	$191,040	$47,886	$264,615
Restricted cash, short-term	65	65	130
Restricted cash, long-term	812	340	275
Total cash, cash equivalents and restricted cash	$191,917	$48,291	$265,020

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

Public and Private Warrants
As part of NGA’s initial public offering on October 13, 2020, NGA issued to third party investors 41.4 million units, consisting of one share of Class A common stock of NGA and one-third of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Further, NGA completed the private sale of 6.7 million warrants to NGA's sponsor at a purchase price of $1.50 per warrant (the “Private Placement Warrants” or “Private Warrants”). Following the reverse stock split, each warrant allows the holder to purchase 1/20th of one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, 13.8 million Public Warrants and 6.7 million Private Warrants remained outstanding as of September 30, 2022.
Following the Reverse Stock Split effectiveness on August 16, 2022, warrants will be impacted by the same ratio upon exercise. The Reverse Stock Split did not affect the number of warrants issued and outstanding or the exercise price of the warrants. Each whole warrant exercisable is now for 1/20th share of Class A common stock at an exercise price of $11.50 per share.
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
Leases
The Company determines if a contract contains a lease at inception of the arrangement based on whether the Company has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether the Company has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s IBR, because the interest rate implicit in most of its leases is not readily determinable. The IBR is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and resulting interest we would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.

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
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of September 30, 2022 and December 31, 2021. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.
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
Research and Development Expense
Research and development expense consist of outsourced engineering services, allocated facilities costs, depreciation, internal engineering and development expenses, materials, labor, and stock-based compensation related to development of the Company’s products and services. Research and development costs are expensed as incurred except for amounts capitalized to internal-use software.
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

Net Loss Per Share
Prior to the Merger and prior to effecting the recapitalization, the Company had one class of common stock. Subsequent to the Merger, the Company has two classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, including the liquidation and dividend rights, except with respect to electing members of the Board of Directors and voting rights. As the liquidation and dividend rights are identical, undistributed earnings and losses are allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders are the same for both Class A common stock and Class B common stock on an individual and combined basis.
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock do not have a contractual obligation to share in any losses. No dividends were declared or paid for the three or nine months ended September 30, 2022. No preferred stock was outstanding as of September 30, 2022.
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

Recently Issued Accounting Pronouncements
As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The adoption dates discussed below reflect this election.
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
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This standard requires an acquirer to apply Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03 to clarify the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction, and require specific disclosures for equity securities that are subject to such restrictions. The amendments are effective in periods beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)." ASU 2022-04 is intended to establish disclosures that enhance the transparency of a supplier finance program used by an entity in connection with the purchase of goods and services. Supplier finance programs, which also may be referred to as reverse factoring, payables finance or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary. Under the guidance, a buyer in a supplier finance program would disclose qualitative and quantitative information about its supplier finance programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance.
3.BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022	December 31, 2021

Prepaid insurance	$2,732	$7,459
Prepaid software	4,430	2,564
Income tax receivable	494	494
Short-term deposits	650	448
Prepaid salary	561	279
Other prepaid expenses	427	936
Other current assets	122	566
Total prepaid expenses and other current assets	$9,416	$12,746
Property, Equipment and Software
Property, equipment and software consist of the following as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022	December 31, 2021

Machinery and equipment	$522	$344
Electronic equipment	1,453	413
Vehicles and vehicle hardware	9,727	6,268
Leasehold improvements	553	258
Developed software	9,421	5,184
Other	27	26
Property, equipment and software, gross	21,703	12,493
Less: accumulated depreciation and amortization	(4,017)	(2,856)
Total property, equipment and software, net	$17,686	$9,637
Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $0.6 million and $0.3 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $1.4 million and $0.8 million, respectively.

Other Assets
Other assets consist of the following as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022	December 31, 2021

Intangible assets	$—	$4
Long-term prepaid insurance and deposits	6,365	3,592
Total Other Assets	$6,365	$3,596
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022	December 31, 2021

Accrued payroll expenses	$5,496	$823
Accrued legal expenses	827	124
Accrued other professional expenses	1,212	380
Accrued transaction costs	—	1,092
Accrued software	386	—
Other	1,305	723
Total accrued expenses and other current liabilities	$9,226	$3,142

4.    FAIR VALUE MEASUREMENTS
The carrying value and fair value of the Company’s financial instruments as of September 30, 2022 and December 31, 2021, respectively, are as follows (in thousands):

	As of September 30, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash equivalents:
United States money market funds	$1,369	$—	$—	$1,369
Liabilities
Warrant liabilities - FPA warrants	47	—	—	47
Warrant liabilities - public warrants	966	—	—	966
Warrant liabilities - working capital warrants	—	—	140	140
Warrant liabilities - private warrants	—	—	468	468

	As of December 31, 2021 (in thousands)
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
United States money market funds	$22,349	$—	$—	$22,349
Liabilities
Warrant liabilities - FPA warrants	1,337	—	—	1,337
Warrant liabilities - public warrants	27,669	—	—	27,669
Warrant liabilities - working capital warrants	—	—	4,700	4,700
Warrant liabilities - private warrants	—	—	15,714	15,714
As of September 30, 2022, there were no transfers made among the three levels in the fair value hierarchy. As of December 31, 2021, transfers from Level 2 to Level 3 of the fair value hierarchy were $15.5 million for Private and Public Warrants.
The fair value of the above liability classified Public, Private, Working Capital and FPA Warrants have been measured based on the listed market price of such warrants on November 10, 2021. The FPA warrants and Public Warrants were valued using the public price as of September 30, 2022 and December 31, 2021. The Private and Working Capital Warrants were fair valued using the Black Scholes Option Pricing Model as of September 30, 2022 and December 31, 2021. For the three and nine months ended September 30, 2022, the Company recognized income in the condensed consolidated statement of operations resulting from a change in the fair value of warrants of approximately $1.4 million and $47.8 million, respectively, presented as other income (expense) on the accompanying condensed consolidated statement of operations.

5.STOCKHOLDERS’ EQUITY
The Reverse Stock Split
The Reverse Stock Split did not affect the number of authorized shares of Embark’s common stock or the par value of the common stock.
Following the Reverse Stock Split effectiveness on August 16, 2022, all references in these financial statements to number of common shares issued or outstanding, price per share and weighted average number of shares outstanding prior to the 1 for 20 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented, unless otherwise noted.

Shares Authorized and Issued
As of September 30, 2022, the Company had authorized a total of 4,110,000,000 shares for issuance with 4,000,000,000 shares designated as Class A common stock, 100,000,000 shares designated as Class B common stock and 10,000,000 shares designated as preferred stock.
As of September 30, 2022, the Company had 18,848,766 shares issued as Class A common stock and 4,353,948 shares issued as Class B common stock.
Preferred Stock
As of September 30, 2022, the Company had no shares of preferred and founders preferred stock issued or outstanding. The Company’s preferred stock, as of September 30, 2022, does not contain any mandatory redemption features, nor are they redeemable at the option of the holder.

Class A and Class B Common Stock
The Company’s Board of Directors has authorized two class of common stock, Class A common stock and Class B common stock. Holders of Class A common stock and Class B common stock are not entitled to preemptive or other similar subscription rights to purchase any of Embark’s securities.
Class A common stock is neither convertible nor redeemable. Class B common stock is convertible into Class A common stock. Unless Embark’s board of directors determines otherwise, Embark will issue all of its capital stock in certificated form. Embark’s founders, Alex Rodrigues and Brandon Moak (the “Founders”), held, and continue to hold, all outstanding shares of Class B common stock upon consummation of the Business Combination.
In connection with the merger with NGA on November 10, 2021, the Embark Founders exchanged 4,353,948 shares of Founder’s common stock, which were entitled to one vote per share, into the same number of shares of Class B common stock, which are entitled to ten votes per share. The Company recorded the incremental value of $13.6 million associated with this transaction as stock-based compensation in general and administrative expenses.
The significant rights, privileges and preferences of common stock as of September 30, 2022 are as follows:
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
Stock purchase agreement
On May 31, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement, each with CF Principal Investments LLC (“Cantor”). Pursuant to the Purchase Agreement, the Company has the right to sell to Cantor up to the lesser of (i) 1,500,000 of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the Purchase Agreement), from time to time during the 36-month term of the Purchase Agreement. Sales of Class A common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to Cantor under the Purchase Agreement. The total number of shares to be sold to Cantor is limited to the extent that shares sold to Cantor would not result in Cantor and its affiliates having shares in excess of the Beneficial Ownership Limitation. The purchase price of shares sold to Cantor will be equal to 97% of the volume weighted average price on the trading day the shares are put to Cantor. The Company determined that the right to sell shares of the Company’s Class A common stock to Cantor pursuant to the Purchase Agreement represents a freestanding put option under ASC 815, Derivatives and Hedging. The fair value of the put option was determined to be zero as the shares to be issued and the purchase price is settled within one business day. During the three months ended September 30, 2022, the Company did not sell shares of Class A common stock to Cantor pursuant to the Purchase Agreement.
As consideration for Cantor’s commitment to purchase shares of Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company agreed to issue 22,500 shares of Class A common stock (the “Commitment Shares”) to Cantor at the time of execution of the Purchase Agreement. On May 31, 2022, the Company issued the Commitment Shares to Cantor with a fair value of $0.7 million. The fair value associated with the Commitment Shares was recorded as a component of other expense in the Company’s condensed consolidated statement of operations and a component of common stock and additional paid-in capital in the company’s condensed consolidated balance sheet.

6. WARRANTS
As of September 30, 2022, the following warrants were issued and outstanding:

Description	Classification	Issue Date	Warrants Outstanding	Fair Value Price Per Share	Exercise Price per Share	Expiration
FPA warrants (1)	Liability	November 10, 2021	666,663	$0.07	$11.50	November 10, 2026
Public warrants	Liability	November 10, 2021	13,799,936	$0.07	$11.50	November 10, 2026
Private warrants	Liability	November 10, 2021	6,686,667	$0.07	$11.50	November 10, 2026
Working capital warrants	Liability	November 10, 2021	2,000,000	$0.07	$11.50	November 10, 2026
__________________
(1)FPA are the “Forward Purchase Agreements” entered into, or amended and restated, by NGA on April 21, 2021
The Company determined the FPA, Public, Private and Working Capital warrants to be classified as a liability and fair valued the warrants on the issuance date using the publicly available price for the warrants, of $41.2 million. The fair value of the FPA and Public warrants are remeasured as of the reporting date with the change in value reflected as part of other income (expense).

The fair value of $1.6 million of Private and Working Capital warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of September 30, 2022:

Risk – free interest rate	4.14%
Expected term (in years)	4.11
Expected dividend yield	0%
Expected volatility	105.0%
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

Reverse Stock Split
Following the Reverse Stock Split effectiveness on August 16, 2022, warrants will be impacted by the same ratio upon exercise. The Reverse Stock Split did not affect the number of warrants issued and outstanding or the exercise price of the warrants. Each whole warrant exercisable is now for 1/20th share of Class A common stock at an exercise price of $11.50 per share.

7. STOCK-BASED COMPENSATION EXPENSE

Stock Option Plan
In connection with the Business Combination, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), under which the Company grants cash and equity incentive awards to directors, employees (including named executive officers) and consultants in order to attract, motivate and retain the talent for which the Company competes. The Company terminated the 2016 Stock Plan, provided that the outstanding awards previously granted under the 2016 Plan continue to remain outstanding under the 2016 Plan. Under the 2021 Plan, as of September 30, 2022, the Company has authorized the issuance of a maximum number of 3,843,688 shares of Class A common stock, with annual increases that began on January 1, 2022 and ending on and including January 1, 2031 of 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the preceding calendar year. As of September 30, 2022, the Company issued 1,169,670 shares of restricted stock units under the 2021 Plan.
Embark Trucks adopted the 2016 Stock Plan in October 2016 (the “2016 Plan”). The 2016 Plan authorized the grant of incentive stock options, non-statutory stock options, and restricted stock awards to employees, directors, and consultants. The 2016 Plan also initially reserved 993,542 shares of common stock (8,941,878 shares post-split in June 2018) for issuance and designated forfeited option shares to be returned to the option reserve. Options may be early exercised and are exercisable for a term of 10 years from the date of grant. As of September 30, 2022, the Company had registered 3,937,824 shares to be reserved for option grants, RSUs and PSUs previously issued under the 2016 Plan. The Company will not issue additional awards under the 2016 Plan.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	n/a	0.55 - 1.09%	n/a	0.55– 1.09%
Expected term (in years)	n/a	5.47 - 6.07	n/a	5.47 – 6.07
Expected dividend yield	n/a	—%	n/a	—%
Expected volatility	n/a	36.88 -51.52%	n/a	36.88 – 51.52%
The Company did not grant any stock options for the three and nine months ended September 30, 2022

Option Activity
Changes in stock options are as follows:

	Number of Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic (in thousands)
Outstanding at December 31, 2021	1,267,911	$4.09	6.9	$215,093
Exercised	(446,890)	$2.29
Cancelled	(46,468)	$8.42
Outstanding at September 30, 2022	774,553	$4.74	6.0	$3,293
Vested and exercisable as of September 30, 2022	587,942	$3.20	5.4	$3,040
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The company did not grant any stock options for the nine months ended September 30, 2022. The weighted average grant date fair value per share for the stock option grants during the nine months ended September 30, 2021 was $37.60. As of September 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $3.40 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
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
For the three and nine months ended September 30, 2021, the Company granted 423,823 shares of RSUs under the 2016 Equity Plan. The weighted average grant date fair value per share for the RSUs granted for the three and nine months ended September 30, 2021 was $167.22. For the three and nine months ended September 30, 2022, the Company granted 223,810 and 1,169,670 shares of RSUs under the 2021 Equity Plan, respectively. The weighted average grant date fair value per share for the RSUs grants during the three and nine months ended September 30, 2022 was $8.88 and $21.36, respectively. As of September 30, 2022 there was $41.1 million unrecognized stock-based compensation expense related to outstanding RSUs granted to employees, with a weighted-average remaining vesting period of 3.0 years.
A summary of the Company’s RSU activities and related information is as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2021	480,838	$168.79
Granted	1,169,670	21.36
Forfeited	(165,012)	53.07
Vested	(267,260)	106.60
Balance as of September 30, 2022	1,218,236	$56.26

Performance Stock Units
During 2021, Embark Trucks granted PSUs to its founders. The PSUs are subject to certain market and performance-based conditions which require the Company to become a registered public company and meet market conditions that are based on the Company achieving six different valuation tranches as derived from the achievement of escalating share price thresholds of $400.00, $700.00, $1000.00, $1300.00, $1600.00 and $2000.00 (calculated based on the 90-day volume weighted average price or, in the event of a change in control, the fair market value based on the terms of such change in control) following the first anniversary of the consummation of the Business Combination. The market condition can be achieved over ten years in relation to the pre-money valuation prior to the Business Combination. Once the performance condition has been achieved or is considered probably of being achieved, the related stock-based compensation is recognized based on a graded attribution method.
As of September 30, 2022, there was $75.7 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining vesting period of 7.4 years.
The Company’s PSUs activity for the nine months ended September 30, was as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2021	2,235,780	$39.37
Granted	—	—
Forfeited	—	—
Vested	—	—
Balance as of September 30, 2022	2,235,780	$39.37

Common Stock Units
The Company is obligated to issue shares of Class A common stock upon the vesting of certain restricted stock awards that resulted from Embark Trucks warrants that were issued prior to the Business Combination. Pursuant to the terms of these warrant awards, the restricted stock awards were issued for services at the time of consummation of the Business Combination, and are subject to service vesting terms, with the shares being subject to cancellation. The pre-Business Combination warrants were exercised in their entirety on a cashless basis, with the unvested shares being excluded from the stockholders’ equity and becoming subject to the service vesting condition going forward. Early exercises are reclassified to additional paid-in capital as the Company’s cancellation right lapses. The number of unvested shares of Class A common stock were 54,071 as of September 30, 2022.
As of September 30, 2022, there was $3.0 million unrecognized stock-based compensation expense related to outstanding Common Stock Units (“CSUs”) granted to non-employees, with a weighted-average remaining vesting period of 1.8 years.
The Company's CSUs activity for the nine months ended September 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2021	74,054	$49.66
Vested	(19,983)	49.66
Balance as of September 30, 2022	54,071	$49.66

Overview
The following table presents the impact of stock-based compensation expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development	$4,483	$315	$12,202	$966
General, and administrative	6,436	247	27,740	695
Total stock-based compensation expense	$10,919	$562	$39,942	$1,661
Total stock-based compensation that was capitalized into internally developed software asset was $0.2 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively. Total stock-based compensation that was capitalized into internally developed software asset was $1.1 million and $0.2 million during the nine months ended September 30, 2022 and 2021, respectively.
The following table presents the impact of stock-based compensation expense by award type for the three and nine months ended September 30, 2022 and 2021 respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Award Type	2022	2021	2022	2021

Options	436	630	1,703	1,821
RSUs	7,529	—	29,993	—
PSUs	2,659	—	7,892	—
CSUs	507	—	1,497	—
Total stock-based compensation expense	$11,131	$630	$41,085	$1,821
SBC capitalized into internally developed software	(212)	(68)	(1,143)	(160)
Total stock-based compensation expense, net	$10,919	$562	$39,942	$1,661
For the three or nine months ended September 30, 2021, the Company did not recognize any stock-based expense associated with PSUs, RSUs, and CSUs as the performance condition had not been satisfied until November 10, 2021 or with respect to CSUs, the vested portion of which remained unexercised as of November 10, 2021.
8.     RETIREMENT SAVINGS PLAN
The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. The Company does not currently offer a match and has not provided a match as of September 30, 2022.
9.     NOTES PAYABLE
Since inception, the Company has entered into multiple financing agreements to finance the purchase of trucks that the Company utilizes for research and development purposes, (collectively, the “Notes Payable”). The Notes Payable comprise multiple loans between $0.1 million and $0.5 million that accrue interest at rates between 6.01% and 8.39% per annum, with terms of 60 months. The Company makes equal monthly installment payments over the terms of the Notes Payable, which are allocated between interest and the principal balances. Notes payable as of September 30, 2022 and December 31, 2021 are $1.9 million and $1.1 million, respectively.
The following table presents future payments of principal as of September 30, 2022 (in thousands):

Years Ended December 31,	Amounts
2022 (remaining three months)	$124
2023	492
2024	403
2025	379
2026 and thereafter	515
Total future payments	$1,913

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
On April 1, 2022, Tyler Hardy filed, a putative securities class action lawsuit against Embark, certain of our executive officers, and former executive officers of Northern Genesis Acquisition Corp., captioned Hardy v. Embark Technology, Inc., et al., Case No. 3:22-cv-02090-JSC, in the United States District Court for the Northern District of California (“Hardy Action”). Hardy brought the action purportedly on behalf of a class consisting of those who purchased or otherwise acquired Embark common stock between January 12, 2021 and January 5, 2022. The complaint alleges that defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 7, 2022, the Court appointed Tyler Hardy as lead plaintiff in the case, and his counsel at Pomerantz LLP as lead counsel.
On August 25, 2022, pursuant to Court-approved stipulation, Plaintiff Hardy filed a consolidated amended complaint, naming an additional plaintiff, Danny Rochefort, and additional individual defendants that formerly served as directors of Northern Genesis Acquisition Corp. prior to its business combination with Embark. The amended complaint alleges that defendants committed violations of Sections 11 and 15 of the Securities Act of 1933 (“Securities Act Claims”) and Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act Claims”) through the inclusion of allegedly inaccurate and misleading statements in the Form S-4 registration statement and proxy statement/prospectus filed in connection with the business combination. Plaintiffs do not quantify any damages in the complaint, but in addition to attorneys’ fees and costs, seek to recover damages on behalf of two classes: 1) a class that acquired shares traceable to the registration statement at issue in the Securities Act Claims and 2) a class that voted in favor of the business combination based on the information in the proxy statement/prospectus at issue in the Exchange Act Claims and purportedly suffered financial harm as a result.
On October 24, 2022 Embark moved to dismiss the amended complaint pursuant to Rules 9 and 12(b)(6) of the Federal Rules of Civil Procedure as well as under the Private Securities Litigation Reform Act on the grounds that the Amended Complaint fails to plead facts sufficient to state a claim against Defendants. Embark intends to defend the matter vigorously, and believes that the claims are without merit. Legal and regulatory proceedings, including the above-referenced matter, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, it is not possible to determine the probability of loss or estimate damages for the above-referenced matter, and therefore, Embark has not established reserves for this proceeding. If Embark determines that a loss is both probable and reasonably estimable, Embark will record a liability, and, if the liability is material, will disclose the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that legal proceedings individually or in the aggregate will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
On September 23, 2022, Josh Luberisse filed a purported derivative action against current and former directors and against Embark as a nominal defendant captioned Luberisse v. Ian Robertson et al., Case No. 3:22-cv-05455 in the United States District Court for the Northern District of California (the “Derivative Action”). The Derivative Action complaint alleges violations of Section 14(a) of the Securities Exchange Act and for alleged common law claims including breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and for contribution under Section 11(f) of the Securities Act of 1933 and Section 21D of the Securities Exchange Act of 1934 arising from allegedly wrongful conduct including the wrongful conduct alleged in the original and amended complaint in the Hardy Action. In addition to fees and costs, the Derivative Action seeks damages and restitution to Embark from the named individual defendants as well as certain injunctive relief. Embark cannot determine the probability of loss or estimate damages at this stage of the proceeding.
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

On August 1, 2022, the Company moved into its new headquarter office, located at 321 Alabama Street in San Francisco California. The Company classifies this lease as an operating lease with a term of 84 months and contains an option to renew and extend the term for 60 months.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease cost
Operating lease cost	$1,281	$2,491
Short-term lease cost (1)	70	274
Total lease cost	$1,351	$2,765
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

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2022

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,255
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities	$24,782

Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

September 30, 2022

Assets
Operating lease right-of-use assets	$22,941
Liabilities
Operating lease liability, current	3,251
Operating lease liability, non-current	20,090
Total operating lease liability	$23,341

September 30, 2022

Weighted Average Lease Term (in years)
Operating Leases	5.16
Weighted Average Discount Rate
Operating Leases	10.69%

Total future minimum lease payments over the term of the lease as of September 30, 2022, are as follows (in thousands):

Years Ended December 31,	Operating leases
2022 (remaining three months)	$1,510
2023	5,506
2024	5,329
2025	4,139
2026	4,855
2027 and thereafter	11,537
Total undiscounted lease payments	32,876
Less: imputed interest	$(9,535)
Total lease liabilities	$23,341

11.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Numerator:
Net loss	$(35,412)	$(19,117)	$(68,183)	$(47,825)
Net loss attributable to common stockholders	$(35,412)	$(19,117)	$(68,183)	$(47,825)
Denominator:
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(1.53)	$(2.69)	$(2.98)	$(6.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,145,180	7,111,106	22,880,503	7,111,106
Class A	18,791,232	n/a*	18,526,555	n/a*
Class B	4,353,948	n/a*	4,353,948	n/a*
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

	For the Nine Months Ended September 30,
	2022	2021

Founders Preferred shares	—	8,127
Series A-1 convertible preferred shares	—	182,743
Series A-2 convertible preferred shares	—	268,635
Series A-3 convertible preferred shares	—	124,264
Series A-4 convertible preferred shares	—	29,534
Series A-5 convertible preferred shares	—	134,011
Series A-6 convertible preferred shares	—	182,390
Series A-7 convertible preferred shares	—	756,995
Series B convertible preferred shares	—	1,641,730
Series C convertible preferred shares	—	1,047,472
Outstanding options	774,553	569,878
Warrants issued and outstanding	1,157,663	42,857
Restricted stock units	1,218,236	—
Common stock units	54,071	—
Performance stock units	2,235,780	—
Total	5,440,303	4,988,636

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the Annual Report. In addition to the historical financial information, this discussion contains forward-looking statements that involve risk, assumptions and uncertainties, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the sections entitled “Forward-Looking Statements” above and “Risk Factors” below, and in the section entitled “Risk Factors” in the Annual Report.
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
Headquartered in San Francisco, California, Embark’s history as the industry’s longest running autonomous truck driving program is replete with technological firsts that include, but are not limited to:
•the first coast-to-coast autonomous truck drive,
•the first to reach 100,000 autonomous miles on public roads,
•the first to successfully open autonomous transfer points for human- autonomous vehicle (“AV”) handoff,
•the first to complete on-road autonomous testing in winter conditions, and
•the first to complete a public demonstration of an autonomous truck being pulled over by law enforcement and participating in a routine traffic stop on a public highway.
Embark currently targets and evaluates all sub-segments of the growing truck freight market, which is segmented by, e.g., type of goods, geography and trailer type. Embark will continue to evaluate a variety of different segments within the truck freight industry based on factors including ease of implementation and profitability in order to identify the most favorable opportunities to commercialize AV technology over time.
Embark’s founding team includes roboticists and its broader team includes numerous computer scientists, many with advanced degrees and experience at other leading robotics and autonomous vehicle companies and academic programs.

The Business Combination
Embark entered into the Merger Agreement with NGA, a special purpose acquisition company, on June 22, 2021. On November 10, 2021, pursuant to the Merger Agreement, Embark completed the Business Combination, in which Merger Sub, a newly formed subsidiary of NGA, merged with and into Embark Trucks. In connection with the consummation of the Business Combination, the separate corporate existence of Merger Sub ceased; Embark Trucks survived and became a wholly owned subsidiary of NGA, which was renamed Embark Technology, Inc.
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
Recent Developments Affecting Comparability

Reverse Stock Split
At a special meeting of stockholders held on August 15, 2022 (the “Special Meeting”), the stockholders of Embark, with 89.7% voting, approved an amendment to the Certificate of Incorporation to effect the Reverse Stock Split of the Company’s outstanding Common Stock, with the final ratio to be determined by the Company’s board of directors from within a range of between 1-for-15 and 1-for-30. Following the Special Meeting, on August 15, 2022, the Company’s board of directors approved the Reverse Stock Split at the ratio of 1-for-20.
Following the close of trading on the Nasdaq Global Market, on the Effective Time, the Company filed the Amendment with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. At the Effective Time, each 20 shares of Class A common stock and Class B common stock outstanding and held of record by each stockholder of the Company were automatically reclassified and combined into one validly issued, fully paid and non-assessable share of Class A common stock or Class B common stock, as applicable, subject to the treatment of fractional shares as described below. Proportional adjustments were made to the number of shares of Class A common stock reserved for issuance under the Company’s equity incentive plans and the number of shares of Class A common stock subject to outstanding equity awards and warrants, as well as the applicable exercise price.
No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled to multiplied by the closing trading price per share of the Class A common stock (on a split-adjusted basis) on the Nasdaq Global Market on August 16, 2022.

COVID-19 Impact and the Conflict in Ukraine
In March 2020, the World Health Organization declared COVID-19 a global pandemic. In the United States, as part of government-imposed restrictions, Embark was forced to temporarily pause fleet testing and operations in 2020. Embark also implemented a work-from-home policy for most of its non-operations team. However, a select group of workers remained on-site to continue advancing testing work for its test fleet. Since then, Embark has resumed its fleet testing and operations and has increased headcount to address its R&D requirements.
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
Key Factors Affecting Embark’s Operating Performance
Embark’s financial condition, results of operations, and future success depend on several factors that present significant opportunities for Embark but also pose risks and challenges, including those set forth the section entitled “Risk

Factors” in this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in the Annual Report, and as set forth below:
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
Embark’s Ability to Expand its Coverage Map Across the United States
Embark’s long-term growth potential will benefit from strategic network expansion across the United States. Network breadth is measured by the number of transfer points on Embark’s coverage map, which are representative of the cities which Embark plans to support. Embark expects to achieve significant network growth by partnering with key real-estate partners which will enable it to quickly bring their properties into its coverage map. Additionally, Embark is partnering with carriers and shippers who currently move, or have in the past moved, a significant amount of freight on Embark’s network to add their properties to the network. Embark believes that expanding its network over the long run will enable it to create a significant and sustainable competitive advantage.
In addition to its United States coverage map expansion, Embark may explore other near-term business opportunities to commercialize its technology in order to develop further technical and operating expertise that may ultimately be applied in furtherance of its United States network expansion efforts. Lastly, Embark believes that the continued growth of its partnerships will improve user experience and drive more users to its platform, which it believes will allow it to further densify its coverage map and reinforce rapid network growth. Embark will apply a highly scalable model nationally, with a tailored approach to each state, driven by the regulatory environment and local market dynamics. Embark believes that this will allow it to expand rapidly and efficiently across different geographies, while maintaining a high level of control over the specific strategy within each state.
Embark’s Ability to Expand its Partner Network
An aspect of Embark’s business growth strategy is seeking to drive the adoption of its technical products by deploying them in Embark’s partners’ operations in a collaborative process. This is achieved by working closely with carrier management teams to prepare them to deploy and scale autonomous trucks. In April 2021, Embark formally announced the Embark Partner Development Program (PDP), which serves as the basis of its partnership network. The PDP is comprised of carriers and shippers from across the freight ecosystem working with Embark to refine and scale Embark’s offerings. Most recently, Embark announced the industry-first Truck Transfer Program to place Embark technology in the hands of Knight-Swift drivers. Embark will continue to look for partnership opportunities across all sub-segments of the truck-freight market.
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
Key Components of Embark’s Results of Operations
The following discussion describes certain line items in Embark’s unaudited condensed consolidated statements of operations.
Operating Expenses
Operating expenses consist of research and development expenses and general and administrative expenses. Personnel-related costs are the most significant component of Embark’s operating expenses and include salaries, benefits, and stock-based compensation expenses.
Embark’s full-time employee headcount in research and development has grown from 172 as of December 31, 2021 to 251 as of September 30, 2022 and employee headcount in general and administrative functions has grown from 59 as of December 31, 2021 to 66 as of September 30, 2022. Embark will continue to ensure its employee base and employee talents are aligned to achieve its objectives.
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
Comparisons for the three months ended September 30, 2022 and 2021
The following table sets forth Embark’s unaudited condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change

Operating expenses:
Research and development	$21,691	$11,481	$10,210	88.9%
General and administrative	16,050	4,593	11,457	249.4%
Total operating expenses	37,741	16,074	21,667	134.8%
Loss from operations	(37,741)	(16,074)	(21,667)	134.8%
Other income (expense), net	2,329	(3,043)	5,372	(176.5)%
Loss before provision for income taxes	(35,412)	(19,117)	(16,295)	85.2%
Provision for income taxes	—	—	—	N.M
Net loss	$(35,412)	$(19,117)	(16,295)	85.2%
_________________________________________________
N.M. — Percentage change not meaningful
Research and Development Expenses
Research and development expense increased by $10.2 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to $8.8 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to the continued expansion of Embark’s R&D team and $0.4 million increase in infrastructure expenditure related to increased R&D activities.

General and Administrative Expenses
General and administrative expense increased by $11.5 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily due to $8.9 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to growth in the business, a $0.3 million increase in insurance expenses, a $0.3 million increase in fleet operation expenses, a $0.3 million increase in legal expenses and a $0.4 million increase in professional services expenses.
Other income (expense), net
Other income increased by $5.4 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $0.7 million increase in interest income, a $1.4 million change in the estimated fair value of Public, Private, Working Capital and FPA Warrants that were issued during the fourth quarter of 2021, a $2.1 million decrease in interest expense related to convertible notes, which were converted upon consummation of the Business Combination, and a $1.0 million change in the estimated fair value of derivative liabilities which were derecognized upon consummation of the Business Combination.

Comparisons for the nine months ended September 30, 2022 and 2021
The following table sets forth Embark’s condensed consolidated results of operations data for the periods presented (in thousands):

	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change

Operating expenses:
Research and development	$59,427	$26,823	$32,604	121.6%
General and administrative	56,741	11,585	45,156	389.8%
Total operating expenses	116,168	38,408	77,760	202.5%
Loss from operations	(116,168)	(38,408)	(77,760)	202.5%
Other income (expense), net	47,985	(9,417)	57,402	(609.6)%
Loss before provision for income taxes	(68,183)	(47,825)	(20,358)	42.6%
Provision for income taxes	—	—	—	N.M
Net loss	$(68,183)	$(47,825)	(20,358)	42.6%
_________________________________________________
N.M. — Percentage change not meaningful
Research and Development Expenses
Research and development expense increased by $32.6 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily due to $26.2 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to continued expansion of Embark’s R&D team and a $2.4 million increase in general R&D costs primarily driven by engineering software & subscription costs.
General and Administrative Expense
General and administrative expense increased by $45.2 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.The increase was primarily due to $38.4 million higher headcount expenses including stock-based compensation, salaries and employee benefits, related to growth in the business, a $1.2 million increase in occupancy expenses related to additional leases and a $1.8 million increase in insurance expenses.
Other income (expense), net
Other income increased by $57.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $47.8 million of Public, Private, Working Capital and FPA Warrants that were issued in the fourth quarter of 2021, a $3.4 million decrease in interest expense related to convertible notes which were converted upon consummation of the Business Combination, and a $5.8 million change in the estimated fair value of derivative liabilities which were derecognized upon consummation of the Business Combination .

Liquidity and Capital Resources
Since Embark’s inception, it has financed its operations primarily through the sale of shares of common stock and preferred stock.
In connection with the Business Combination, a convertible promissory note (the “Convertible Note”) issued by Embark in April 2021 was converted in exchange for 188,747 shares of Embark Class A common stock. As of September 30, 2022, Embark had outstanding debt of $1.9 million from a financing of freight trucks that it utilizes for R&D. Embark makes monthly installment payments on its truck financing arrangements. The truck financings have varying maturities between March 2023 and January 2027. Embark’s principal uses of cash in recent periods have been to fund its operations, invest in research and development, repay borrowings, and make investments in accordance with its investments policy.

Embark believes existing cash and other components of working capital will be sufficient to meet its needs for at least the next 12 months. Embark’s long-term capital requirements will depend on many factors including timing and extent of spending to support R&D efforts, as well as general and administrative activities for the business. If, at any time, Embark determines it requires more capital to execute upon its business plan, and /or that market conditions are favorable, Embark may seek additional equity or debt financing. Additionally, in the event Embark may in the future enter into arrangements to acquire or invest in related products, technologies, software and services, and Embark may need to seek additional equity or debt financing to support such growth. As of September 30, 2022, there were future minimum lease payments of $32.9 million.
Embark currently transports shipments using its R&D truck fleet, demonstrating proof of concept and paving the way for commercialization and revenue generating operations in the future. However, Embark has not earned any revenue to date, and had $191.0 million in cash and cash equivalents and an accumulated deficit of $251.1 million as of September 30, 2022. To the extent Embark is unable to commercialize its technology as expected, its liquidity may be negatively impacted.
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
The following table shows Embark’s cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(66,270)	$(32,858)
Investing activities	$(7,802)	$45,506
Financing activities	$969	$24,183
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $66.3 million, an increase of $33.4 million from $32.9 million for the nine months ended September 30, 2021. The increase was primarily due to an increase of $20.4 million in net loss for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was also due to $18.0 million of non-cash adjustments to net loss (comprised of $47.8 million of change in fair value of warrant liability, $5.8 million of change in the fair value of the derivative liability, $1.8 million of change in the fair value of warrants issued for services and $3.7 million of amortization of debt discounts, which was offset by $38.3 million of stock-based compensation, depreciation and amortization of $2.5 million and $0.7 million of issuance of common stock for services). In addition, the increase was offset further by $5.0 million net cash decrease by changes in Embark’s operating assets and liabilities, which was primarily attributable to prepaid expenses and other current assets, accrued expenses and other current liabilities primarily due to overall growth and timing of payables.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $7.8 million, a decrease of $53.3 million from $45.5 million of net cash provided by investing activities for the nine months ended September 30, 2021. The decrease was primarily due to a decrease of $48.2 million in proceeds received from maturities of investments and an increase in purchase of property, equipment, and software of $5.8 million. The decrease was offset by decrease of $0.4 million in deposits paid for the purchase of trucks and $0.4 million in proceeds received from the sale of trucks.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022, was $1.0 million, a decrease of $23.2 million from the $24.2 million of net cash provided by financing activities for the nine months ended September 30, 2021. The decrease was primarily due to a decrease of $25.0 million in proceeds received from the Convertible Notes, and a $0.2 million increase in payments towards notes payable. The decrease was partially offset by $1.2 million of cash proceeds received from the exercise of stock options and a $0.8 million decrease in cash paid in relation to deferred offering costs.
Financing Arrangements
There have been no material changes outside the ordinary course of business in Embark’s financing arrangements as previously disclosed in Embark’s Annual Report.

Off-Balance Sheet Arrangements
Embark did not have any off-balance sheet arrangements as of September 30, 2022.
Critical Accounting Policies and Significant Management Estimates
The preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of Embark’s financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to Embark’s critical accounting policies or estimates during the three and nine months ended September 30, 2022, from those discussed in Embark’s Annual Report.

Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in Embark’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
JOBS Act Accounting Election
Embark is an EGC, as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Embark intends to elect to adopt new or revised accounting standards under private company adoption timelines. Accordingly, the timing of Embark’s adoption of new or revised accounting standards will not be the same as other public companies that are not emerging growth companies or that have opted out of using such extended transition period.
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
Interest Rate Risk
Embark is exposed to interest rate risk on its investment portfolio. Investments that potentially subject Embark to interest rate risk consist principally of cash and investments in debt securities. As of September 30, 2022, Embark has cash and cash equivalents of $191.0 million, consisting of U.S. Treasury securities and interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of Embark’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of its cash, cash equivalents, and investments.

Inflation Risk
Embark is exposed to impact of wage inflation, and has experienced wage inflation during 2022. As wages have increased during 2022, and the continuing supply chain crisis and geopolitical conflict in Ukraine contributes to ongoing inflation, inflation could have a material effect on its business, results of operations, or financial condition. If Embark’s costs were to become subject to more significant inflationary pressures before we commercialize and sell our technology, we will not be able to offset such higher costs through price increases. Embark’s inability to do so could harm its business, results of operations, and financial condition.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of September 30, 2022, due to the material weakness described in the Annual Report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Except for changes in connection with our implementation of the remediation measures or as described above, there were no changes in our internal control over financial reporting as of September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, Embark may be involved in actions, claims, suits, and other proceedings in the ordinary course of its business. In addition, from time to time, third parties may in the future assert intellectual property infringement claims against Embark in the form of letters and other forms of communication. Litigation or any other legal or administrative proceeding, regardless of the outcome, can result in substantial cost and diversion of its resources, including its management’s time and attention. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on our business, the results of operations, financial position, or cash flows.
On April 1, 2022, Tyler Hardy filed the Hardy Action, a putative securities class action lawsuit against Embark, certain of our executive officers, and former executive officers of Northern Genesis Acquisition Corp., Hardy brought the action purportedly on behalf of a class consisting of those who purchased or otherwise acquired Embark common stock between January 12, 2021 and January 5, 2022. The complaint alleges that defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 7, 2022, the Court appointed Tyler Hardy as lead plaintiff in the case, and his counsel at Pomerantz LLP as lead counsel.
On August 25, 2022, pursuant to Court-approved stipulation, Plaintiff Hardy filed a consolidated amended complaint, naming an additional plaintiff, Danny Rochefort, and additional individual defendants that formerly served as directors of Northern Genesis Acquisition Corp. prior to its business combination with Embark. The amended complaint alleges that defendants committed the Securities Act Claims, alleged to be violations of Sections 11 and 15 of the Securities Act of 1933 and the Exchange Act Claims, alleged violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 through the inclusion of allegedly inaccurate and misleading statements in the Form S-4 registration statement and proxy statement/prospectus filed in connection with the business combination. Plaintiffs do not quantify any damages in the complaint, but in addition to attorneys’ fees and costs, seek to recover damages on behalf of two classes: 1) a class that acquired shares traceable to the registration statement at issue in the Securities Act Claims and 2) a class that voted in favor of the business combination based on the information in the proxy statement/prospectus at issue in the Exchange Act Claims and purportedly suffered financial harm as a result.
On October 24, 2022 Embark moved to dismiss the amended complaint pursuant to Rules 9 and 12(b)(6) of the Federal Rules of Civil Procedure as well as under the Private Securities Litigation Reform Act on the grounds that the Amended Complaint fails to plead facts sufficient to state a claim against Defendants. Embark intends to defend the matter vigorously, and believes that the claims are without merit. Legal and regulatory proceedings, including the above-referenced matter, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, it is not possible to determine the probability of loss or estimate damages for the above-referenced matter, and therefore, Embark has not established reserves for this proceeding. If Embark determines that a loss is both probable and reasonably estimable, Embark will record a liability, and, if the liability is material, will disclose the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that legal proceedings individually or in the aggregate will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
On September 23, 2022, Josh Luberisse filed the Derivative Action, a purported derivative action against current and former directors and against Embark as a nominal defendant. The complaint alleges violations of Section 14(a) of the Securities Exchange Act and for alleged common law claims including breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and for contribution under Section 11(f) of the Securities Act of 1933 and Section 21D of the Securities Exchange Act of 1934 arising from allegedly wrongful conduct including the wrongful conduct alleged in the original and amended complaint in the Hardy Action. In addition to fees and costs, the Derivative Action seeks damages and restitution to Embark from the named individual defendants as well as certain injunctive relief. Embark cannot determine the probability of loss or estimate damages at this stage of the proceeding.
Item 1A. Risk Factors
Except as set forth herein, there are no other material changes from the risk factors discussed in Embark’s Annual Report under the heading “Risk Factors.” You should carefully consider these risks, together with management’s discussion and analysis of Embark’s financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, Embark’s business, results of operations, financial condition and cash flows could suffer significantly.

Embark’s resource-intensive R&D and commercialization activities may require Embark to raise additional funds and these funds may not be available to Embark terms when they are needed. If Embark cannot raise additional funds on attractive terms when it needs them, its strategy, operations and prospects could be negatively affected.

The continued research & development, marketing and commercialization of Embark’s technology is expected to require significant capital expenditures to reach commercial scale. To date, Embark has not generated any revenue and as of September 30, 2022, Embark had cash and cash equivalents of $191.0 million. Embark may need to raise additional capital to continue to fund its R&D and commercialization activities and to improve its overall liquidity position. Given the current interest rates and capital markets environment, raising additional capital will be challenging, may require acceptance of highly onerous terms or may not be possible at all and as a result, Embark may not be able to achieve the level of commercialization it had previously anticipated by 2024. Embark anticipates that if it is not able to raise additional capital, then it may have to adjust its commercialization plans to explore more limited uses of its technology, alternative services or adjacent markets. As a result of any such strategic adjustment, Embark’s financial condition, results of operations, business, and prospects are expected to be materially adversely affected.
General worldwide economic conditions could adversely affect Embark’s operating results, financial condition and/or ability to commercialize its technology.
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

These conditions, should they occur for an extended period of time, could adversely affect Embark and its customers and partners, which ultimately could affect Embark’s operating results and financial condition. As a result, Embark is continuing to evaluate key factors such as its commercialization timeline, scope of commercialization, anticipated headcount and operating expenses. In order to best position Embark for success against current and future anticipated commercialization objectives, Embark is considering and may develop new or adjacent business models and markets ancillary to its current commercialization roadmap but there is no assurance that Embark will be able to successfully implement those business models and/or enter into ancillary or adjacent markets

Embark relies on equity-based compensation to attract, retain and motivate its executives and key employees, which may result in excessive price pressures on Embark’s Class A common stock and/or shareholder dilution during periods in which Embark’s share price is depressed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date	Exhibit	Filed Herewith

2.1+	Agreement and Plan of Merger, dated as of June 22, 2021, by and among Northern Genesis Acquisition Corp. II, NGAB Merger Sub Inc. and Embark Trucks Inc.	8-K	001-39881	6/23/2021	2.1
3.1	Second Amended and Restated Certificate of Incorporation of Northern Genesis Acquisition Corp. II.	8-K	001-39881	11/17/2021	3.1
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Embark Technology, Inc.	8-K	001-39881	8/16/2022	3.1
3.3	Amended and Restated Bylaws of Embark Technology, Inc.	8-K	001-39881	11/17/2021	3.2
4.1	Specimen Warrant Certificate of Embark Technology, Inc.	S-4	333-257647	10/13/2021	4.5
4.2	Specimen Class A Common Stock Certificate of Embark Technology, Inc.	S-4	333-257647	10/13/2021	4.6
4.3	Warrant Agreement, dated as of January 12, 2021, by and among Northern Genesis Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39881	1/19/2021	4.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Form of Founder Award Agreement.	S-8	333-262131	1/13/2022	10.1
10.2	Restricted Stock Unit Award Agreement.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRIL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					X
________________________
**    Furnished herewith. The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is deemed furnished and not filed with the SEC and is not to be incorporated by reference into any filing of Embark Technology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2022.

EMBARK TECHNOLOGY, INC.

By:	/s/ Alex Rodrigues
	Name:	Alex Rodrigues
	Title:	Chief Executive Officer
(Principal Executive Officer)

EMBARK TECHNOLOGY, INC.

By:	/s/ Richard Hawwa
	Name:	Richard Hawwa
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)