Form 10-K
period 2022-12-31
Embark Technology, Inc.
filed 2023-03-28
CIK 1827980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39881
_________________________________
Embark Technology, Inc.
_________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-3343695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
321 Alabama St San Francisco, California	94110
(Address of Principal Executive Offices)	(Zip Code)
(415) 671-9628
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	EMBK	The Nasdaq Global Market
Warrants, each whole warrant exercisable for 1/20th of one share of common stock at an exercise price of $11.50 per share	EMBKW	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the consolidated financial statements of the registrant included in the filing reflect the correction of an error to previously issued consolidated financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $10.10 (after giving effect to a 1 for 20 reverse stock split on August 16, 2022), for shares of the Registrant’s Class A common stock as reported by the Nasdaq Global Market, was approximately $126,935,277. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of Embark’s common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2023, the number of shares of the issuer’s Class A common stock outstanding was 19,067,925 and the number of outstanding shares of the issuer’s Class B common stock was 4,353,948.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward‑looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward‑looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “will,” “would” and negatives of these words and similar expressions may identify forward‑looking statements, but the absence of these words does not mean that a statement is not forward‑looking.
Forward‑looking statements in this Annual Report on Form 10-K may include, for example, statements about:
•Embark’s ability to continue as a going concern;
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
◦Embark’s business model, including its ability to maintain and develop customer relationships;
◦the ability of Embark to maintain a manufacturer‑agnostic approach to its technology;
◦the ability of Embark to achieve profitability in the future;
◦Embank’s ability to execute upon strategic alternatives and other business strategies identified by its Board; and
•other factors detailed under the section entitled “Risk Factors.”
These forward‑looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward‑looking statements should not be relied upon as representing Embark’s views as of any subsequent date, and we do not undertake any obligation to update forward‑looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, Embark’s actual results or performance may be materially different from those expressed or implied by these forward‑looking statements. You should not place undue reliance on these forward‑looking statements.
Part I
Item 1.    Business

Overview of Embark
Embark develops technologically advanced autonomous driving software for the truck freight industry and offers a carefully constructed business model that is designed to provide the industry with a path to adopting autonomous driving. Specifically, Embark has developed a Software as a Service (“SaaS”) platform designed to interoperate with a broad range of truck OEM platforms, forgoing complicated and logistically challenging truck building or hardware manufacturing operations in favor of focusing on a superior driving technology. Embark’s business plan contemplates that if Embark were to achieve scale, truck fleets will be able to access Embark technology via a subscription software license selected as an option at the time they specify the build of new semi-trucks.
On March 1, 2023, the Board of Directors of the Company (the “Board”) approved a process to explore, review and evaluate a range of potential strategic alternatives, including, without limitation, exploring alternative uses of the Company’s assets to commercialize its technology, additional sources of financing, as well as potential dissolution or winding up of the Company and liquidation of its assets. To the extent Embark is unable to execute or identify strategic alternatives, its liquidity will be negatively impacted and may not be sufficient to fund its operations. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, on March 3, 2023, the Company announced a restructuring plan after an extensive review of its organization and programs and in response to current ongoing market headwinds. In connection with this restructuring plan, the Company will reduce its workforce by approximately 230 employees, which represents 70% of its headcount. No assurance can be given that the Company’s exploration of strategic alternatives will result in any change in strategy. To the extent Embark is unable to execute or identify strategic alternatives, the Board may explore potential alternatives including, without limitation, the potential dissolution or winding up of the Company and liquidation of its assets. As a result, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
Headquartered in San Francisco, California, Embark’s history as the industry’s longest running autonomous truck driving program in the U.S. is replete with technological firsts that include, but are not limited to:
•First coast-to-coast autonomous truck drive;
•First to reach 100,000 autonomous miles driven on public roads;
•First operational transfer point network for self-driving trucks;
•First autonomous trucking company to adopt an OEM-agnostic approach;
•First autonomous vehicle trucking software to handle work zone lane closures;
•First autonomous vehicle trucking software to self-park;
•First to complete on-road autonomous testing in winter conditions;
•First to complete a public demonstration of an autonomous truck being pulled over by law enforcement and participating in a routine traffic stop on a public highway; and
•First autonomous developer to handover trucks to a carrier, through the Truck Transfer Program (“TTP”), for operation within the carrier’s fleet with the carrier’s drivers.
Embark currently targets and evaluates all sub-segments of the growing truck freight market, which is segmented by, criteria such as type of goods transported, geographies covered and trailer type. Embark will continue to evaluate a variety of different segments within and adjacent to the truck freight industry.
Embark’s founding team includes roboticists and its broader team includes numerous computer scientists, many with advanced degrees and experience at other leading robotics and autonomous vehicle companies and academic programs.
Challenges Faced by The Truck Freight Industry
The truck freight market is under significant cost and capacity pressures including:
•Driver Shortages. Carriers in the U.S. are facing driver shortages, particularly on long haul routes, as a result of an aging workforce and truck drivers’ preference for local routes that permit them to remain close to home. The American Trucking Association reported a shortage of 78,000 truck drivers in 2022, which is expected to reach a shortage of 160,000 drivers by 2030. As a result of this shortage, thousands of trucks have the potential to be left “against the fences” at large carriers.
•Economics. The U.S. truck freight industry is largely fragmented and highly price competitive. As a result, the market tends to be characterized by operating margins for incumbent carriers that are typically below 10%. Labor costs in the U.S. are the largest component of the per mile cost structure, representing 44% of total per mile semi-truck operating costs in 2022, according to the American Transportation Research Institute.
•Operational Safety. Operational safety remains a significant obstacle for carriers. According to the National Highway Traffic Safety Administration (“NHTSA”), there were approximately 5,601 deaths in 2021 and 141,965 crashes causing injuries in 2020 that involved heavy trucks. In addition to loss of life, automotive accidents involving large trucks account for significant financial loss as a result of damaged and destroyed cargo.
•Evolving Consumer Demands. According to the American Trucking Association, freight volumes are expected to grow 25% between 2021 and 2032. In addition, the continued growth of e-commerce is driving expected delivery times down, requiring faster and more efficient delivery.
•Environmental Sustainability. The Environmental Protection Agency (“EPA”) estimates that truck freight accounted for 26% of automotive and over 7% of total greenhouse gas emissions in the U.S. in 2020. Carriers and shippers are increasingly focused on reducing carbon emissions associated with fleet operations.
Embark’s Solutions to the Industry’s Challenges

The Embark team has focused their development efforts to date to in order to address the following challenges;
•Software Solution for Long Haul Trucking. Embark seeks to address driver shortages with a software license that can assist in the navigation of a carrier-owned and haulage contractor-owned, Embark-equipped OEM truck from its origin to destination. In the U.S. truck freight market, implementation of Embark’s software would be expected to improve human driver quality of life by allowing drivers to service primarily local routes with Embark technology used to service long-haul portions of existing freight networks operated by carrier partners.
•Compelling Economics For Nearly Any Carrier. Embark believes that its autonomous driving solution could provide compelling economics for carrier partners. Embark’s technology is designed in such a manner that if it is fully developed it should be able to work on a wide range of semi-trucks through its proprietary Embark Universal Interface (“EUI”) technology. This would mean that carriers could use the Embark technology to operate trucks for longer hours, with estimated annual revenue and profitability per truck meaningfully increased no matter what brand of trucks the carriers prefer.
•Improved Safety. A majority of all motor vehicle accidents are caused by human error. Autonomous driving directly addresses accidents involving large trucks that are attributable to human error. To date, Embark trucks have driven over 1.5 million “real world” miles without a U.S. Department of Transportation (“USDOT”) reportable safety incident.
•Improved Speed of Delivery. USDOT regulations limit the time humans can drive trucks to 11 hours of operation per day. Autonomous vehicles have the potential to dramatically increase daily driving time and improve delivery speed.
•Improved Fleet Utilization. Autonomous vehicles that may be operated continuously would allow carriers to “unlock” usage from their existing truck fleets during periods of the day that human drivers may not be able to drive. Increased utilization may permit carriers to own fewer trucks to serve the same demand, reducing their costs.
•Improved Sustainability. Autonomous driving may improve fuel efficiency due to better speed management, supporting carrier and shipper sustainability objectives.
Embark’s History

Founded in 2016, Embark is the longest-running self-driving truck program in the U.S. Since inception, Embark’s mission has been to make roads safer, freight more reliable and Embark has already achieved a number of key milestones, including:
•In 2017, Embark completed the first coast-to-coast autonomous truck drive and was the first autonomous trucking company to bring together a shipper and carrier at a transfer point;
•In 2018, Embark completed 100,000 miles of operations and completed the first fully autonomous trip from Los Angeles to Phoenix without any intervention;
•In 2019, Embark opened the world’s first transfer points in Los Angeles and Phoenix and began moving freight for Fortune 500 companies;
•In 2020, Embark introduced Embark Guardian, providing 24/7 monitoring and remote assistance capabilities;
•In March 2021, Embark became the first autonomous vehicle company to introduce OEM-agnostic compatibility, through the Embark Universal Interface product;
•In April 2021, Embark launched the Partner Development Program (“PDP”) with several partners including HP, Anheuser-Busch InBev, Werner, Mesilla Valley Transportation, and Bison Transport;
•On September 14, 2021, Embark announced a joint initiative with HP Inc. (“HP”), a leading provider of personal computers and associated accessories, to launch an electric truck drayage pilot. In the pilot, local loads will be hauled to and from Embark’s highway-adjacent transfer points using electric trucks operated by human drivers, while the longer middle segment of the haul is completed autonomously by trucks equipped with Embark’s Driver software;
•On September 16, 2021, Embark announced a partnership with Ryder Systems, Inc. (“Ryder”), a leading provider of freight management and fleet supply chain solutions, intended to evaluate and potentially launch a nationwide network of transfer points;
•On September 21, 2021, Embark announced a collaboration with ZF Group (“ZF”) a leading provider of truck parts to major truck OEMs, to test and validate the integration of ZF’s ReAX adaptive steering technology with EUI;
•On September 21, 2021, Embark announced a collaboration with Cummins Inc. (“Cummins”), a leading powertrain provider in the trucking industry, to test EUI with Cummins’ automated driving system interface. Successful development would permit Embark technology to take advantage of Cummins’ advanced ADEPTTM powertrain/engine features;
•On October 28, 2021, Embark announced that DHL Supply Chain, the North American contract logistics leader within Deutsche Post DHL, is a member of the PDP and is part of the initial cohort that participated in Embark’s ongoing reservation program. DHL brings unique insight to the PDP, with extensive and global expertise across all modes, and a history of implementing innovative technologies to improve operational efficiency and solve supply chain challenges;
•On November 3, 2021, Embark announced a partnership with Luminar to equip Embark’s truck fleet with Luminar’s long-range LIDAR. This partnership allowed Embark to pursue an asset-light go-to-market approach;
•On November 10, 2021, Embark announced that it completed its previously announced business combination with Northern Genesis Acquisition Corp. II. The combined company was renamed “Embark Technology, Inc.” and its shares commenced trading under the ticker “EMBK” on the Nasdaq Global Market (“Nasdaq”) on November 11, 2021;
•On February 8, 2022, Embark announced the launch of the Truck Transfer Program, which was intended to give Knight-Swift and its drivers direct access to Embark’s technology. The Truck Transfer Program marks the first public initiative through which a U.S. carrier will directly own and maintain an Embark-equipped truck;
•On February 28, 2022, Embark announced a strategic partnership with Alterra Property Group, LLC, one of the largest real estate investment companies in the U.S. focused on industrial outdoor storage properties, to identify potential transfer point sites across the U.S. Sunbelt;
•On April 22, 2022, Embark released its inaugural ESG report, highlighting key initiatives the company undertook in 2021 and key focus areas of future endeavors;

•On May 6, 2022, Embark announced that U.S. Xpress joined the Partner Development Program and plans to add its terminals to the Embark Coverage Map. U.S. Xpress’ nationwide terminal network presents an opportunity for a carrier to leverage its existing real estate footprint to support efficient autonomous trucking operations;
•On May 9, 2022, Embark completed industry-first autonomous testing in winter conditions. Results from the testing demonstrate that in approximately 90% of runs through the snowy conditions under study – which could result in delays for HD map-based autonomous driving systems – Embark’s patent-pending Vision Map Fusion (“VMF”) should operate successfully, or pause and resume travel within acceptable shipper delivery windows;
•On June 16, 2022, Embark emerged with a perfect safety record in an inaugural NHTSA ADS crash data release. NHTSA released the crash data collected from Automated Driving System (ADS) and Advanced Driver Assistance System (ADAS) companies under a Standing General Order (SGO) issued in June 2021. Embark reported zero crashes since NHTSA began collecting data last year, and has never had a NHTSA-reportable crash in its history;
•On November 1, 2022, Embark announced the launch of the U.S. coast-to-coast backbone of the Embark Coverage Map, preparing key Sunbelt markets to be served by Embark fleet partners. The Coverage Map includes nine transfer point sites in cities across the Sunbelt, including new locations in Dallas, El Paso, Atlanta, and Jacksonville, to accommodate planned autonomous freight volume in key markets and provide anticipated operational support for carriers and shippers using Embark-powered trucks; and
•On December 19, 2022, Embark and Knight-Swift announced that Embark initiated handover of the first Embark-powered truck as part of the TTP. TTP marks the first public initiative where a carrier will directly own and operate trucks with select features of Embark’s automated driving software, allowing Embark to gain valuable insight from having its system components operating in a carrier customer’s duty cycle.
Embark’s People and Values
Embark’s employees and its culture have been key to its success and Embark views its culture and values as major differentiators for its business outcomes.
Embark’s path to a more safe, efficient, and rewarding trucking industry is rooted in its core values:
•Prioritize Safety;
•Be Reliable;
•Simplify The Problem;
•Inspire Collegiality; and
•Win Together.
Prior to joining Embark, many of its employees had prior experience working for a wide variety of reputed technology organizations.
Embark’s employees are at the center of its operating model and Embark has invested in building a strong relationship with its team. Embark continually strives to maintain a culture that promotes productivity, learning, development and positivity. Throughout its interview processes and as employees onboard, Embark stresses the importance for each employee to be entrepreneurial in shaping a positive culture at Embark and to make a conscious effort to create an environment of inclusion and belonging. Embark’s expectation is that its employees bring a positive presence to the team every day, and Embark has been successful in finding and building a team that believes in this vision.
Embark’s Business Model and Go-To-Market Strategy
Embark’s business model offers meaningful operational savings to carriers and shippers. To date, while not generating any revenue, Embark has completed hundreds of hauls with many major companies and has leveraged that experience into designing its business model and commercialization plans. Embark’s technology was developed with the intent that it would be available as a SaaS subscription on an OEM platform-agnostic basis, meaning that carriers and haulage contractors would be able to subscribe to the Embark software for any new vehicles from any truck brand in their fleets. Embark believes this model would deliver compelling benefits across the entire trucking ecosystem by:
•Improving economics and alleviating driver shortages for carriers and haulage contractors;

•Increasing fuel economy, reducing emissions, and improving reliability, sustainability and safety;
•Providing an attractive cost of entry to autonomous vehicle technology without disrupting shippers’, carriers’, or haulage contractors’ truck preferences or supply chains; and
•Permitting Embark to focus on its area of expertise—autonomous driving development—while the rest of the ecosystem can specialize on the areas they excel in, including logistics and manufacturing.
SaaS Focus
Upon commercialization of Embark’s technology, it was expected that carriers and private fleets, would pay a license fee for Embark’s software. The license fee was expected to be structured as a per-mile fee. In return, the Embark Driver was expected to offer the opportunity for carriers and private fleets to realize significant per-mile savings and for haulage contractors to realize significant savings per haul. As an example, U.S. carrier investment significantly outpaces the resources of any single AV trucking player and Embark estimates that the top 100 carriers spend over $17 billion on new trucks annually based on an assumed 25% annual fleet turnover and an average truck price of $150,000.
In addition, by partnering with carriers as a software provider rather than competing with them by running its own freight network, Embark was expected to be able to leverage the expertise of its carrier and haulage contractor partners while focusing on developing and maintaining state-of-the-art software.
Platform Agnostic Technology
Through EUI, Embark has designed a solution to address the reality, that most major carriers run mixed fleets. Embark estimates that nearly 90% of the top 25 U.S. carriers run fleets with trucks provided by at least two OEMs and 50% run fleets with trucks provided by at least three OEMs. Ultimately, OEMs source components from multiple suppliers and carriers make final selections with regard to truck specifications.
Embark has engaged with all four major U.S. OEMs for many years, monitoring each manufacturer’s progress toward the development of proprietary “drive-by-wire” platforms that permit trucks to be controlled using electronic—rather than mechanical—control components. Drive-by-wire is an important advancement that facilitates the adoption of software-controlled semi-trucks. In connection with these OEM efforts, Embark has developed the EUI with flexible interfaces that are easily configured to integrate with each OEMs drive-by-wire platform.
Phased Rollout of Multiple Onboarding Methods
Embark’s business model contemplated a phased rollout with deployment of its technology in two phases: (1) Phase 1 targeting the Sunbelt states, which see approximately 90 billion semi-truck miles annually, which is estimated based on the Freight Analysis Framework produced through a partnership between the Bureau of Transportation Statistics and the Federal Highway Administration; and (2) Phase 2 targeting all of the lower 48 states, which see approximately 300 billion semi-truck miles annually. Embark’s coverage map includes the full set of locations to which Embark Driver equipped trucks are able to travel. Embark was expecting to add two types of locations to its U.S. coverage map, enabling two route models:
1.Truck stops, which act as ideal transfer points that can be used by all carriers; and
2.Highway-adjacent shipper locations, which would allow Embark Driver-enabled trucks to travel direct-to-customer.
With the transfer point model, Embark would be able to focus on highway operations—the middle-mile—while Embark’s carrier partners conduct the first and last-mile portions with human drivers. These points would be located at existing facilities (e.g., truck stops) to provide a Day 1 drop-in solution for customers. Embark pioneered the transfer point model in 2017, partnering with Frigidaire and Ryder to deliver shipments. Since 2017, Embark has refined operations, conducted regular shipments between Los Angeles and Phoenix on its research and development (“R&D”) truck fleet, and delivered Embark technology-equipped trucks to a carrier demonstrating proof of concept.
In conjunction with transfer points, Embark’s expected to offer direct-to-customer freight lanes for customers who already move a significant amount of freight on Embark’s network. Embark has conducted network assessments for twelve major carriers and Fortune 500 shippers spanning the retail, consumer packaged goods, and automotive verticals who are committed to making self-driving freight operations a reality.

Offering the transfer point network and direct-to-customer freight lanes addresses the economic reality of truck freight. Last mile transfers are projected to be economical for carriers shipping on lanes over 300 miles, whereas direct-to-customer transfers are expected to be economical for lanes in excess of 100 miles.
Embark’s Technology
Embark’s technology solutions are designed to support the seamless integration of driverless trucks into existing carrier and haulage contractor fleets with the goal of alleviating the driver shortage and improving unit economics for ecosystem participants. Its technology stack consists of three critical components, including the Embark Driver, the EUI, and the Embark Guardian. Together, these products make for a comprehensive, performant, and reliable freight solution, from sourcing to driving and support.
Products
Embark’s technology ecosystem is grounded in three key components: Embark Driver, EUI, and Guardian.
•Embark Driver — Automated driving system (ADS) software, intended to be licensed as a subscription, safely and reliably pilots a carrier-owned or haulage contractor-owned, Embark-equipped OEM truck between designated highway adjacent transfer points. The Embark Driver is a SaaS product that is continually improved from real world data using Embark’s active learning system, which automatically learns from the most relevant data that Embark-driven trucks encounter in the real world. The software was developed by Embark’s leading team of roboticists and machine learning engineers to have advanced prediction and planning capabilities, including an up to 60 second prediction horizon and the ability to simulate up to 1,200 scenarios involving the actions and interactions of the truck with road traffic. The Embark Driver software also utilizes proprietary Vision Map Fusion and scene understanding techniques that make it more capable of responding to real world driving conditions than systems that are reliant on mapping technology alone. These capabilities, amongst many others in Embark’s technology stack, facilitate a safe and efficient driving experience.
•Embark Universal Interface — A standardized package of self-driving hardware components and the flexible interfaces designed to enable easy integration of the Embark Driver software onto class-8 trucks from all major OEMs including PACCAR, Traton, Volvo, and Daimler Trucks. Embark understands that its carrier customers value the opportunity to source trucks from different vendors and Embark’s strategy is to provide a path for AV adoption across a diversified fleet. EUI achieves compatibility, reliability and safety through a two part design—the component package and the interface package:
▪The EUI component package includes a standardized set of sensors and computer systems so that the Embark Driver software can process road data from truck platforms with different characteristics in the same way. The component package consists of cameras, LiDARs, radars, GNSS, and IMUs, as well as the associated compute systems, which were selected following thorough testing procedures and analysis with the goal of achieving optimal performance and redundancy for a highly capable, safe, and reliable automated driving solution.
▪The EUI interface package consists of APIs that permit the Embark Driver software to interface with the EUI component package and the drive-by-wire system of any major OEM platform. By providing a standardized set of APIs, the Embark Driver software is truly “platform agnostic,” meaning it can control a diverse set of platforms, provided the platform can interoperate with the EUI interface package. This allows for direct communication to and control of any EUI-compatible truck’s steering, braking, and throttle actuators, as well as to the trucks’ telematics, power chassis, and HVAC.
•Embark Guardian — Embark Guardian is a fleet management solution designed to be used by fleet support personnel of Embark and Embark’s customers to ensure the safety and productivity of an Embark Driver-equipped fleet. Embark Guardian enables users to
◦Track historical fleet performance data
◦Monitor fleet and individual truck health in real-time
◦Orchestrate fleet activity via mission creation and dispatch functionality
◦Provide remote vehicle assistance when required

Embark Guardian enables the operational oversight required to effectively deploy and manage Embark Driver-equipped trucks into carrier fleets.
Features
In addition to its core technology components, Embark has developed proprietary technical features that support the Embark Driver. These include:
•Vision Map Fusion — Using proprietary techniques, Vision Map Fusion uses a non-linear optimization approach to fuse local data at the truck with global map geometry, enabling real-time map corrections. For example, Vision Map Fusion permits the truck to detect and react to road condition changes, such as work zones, in real time, even if the truck’s map data doesn’t show these conditions. Real-time map corrections to account for local conditions allow for improved accuracy and robustness of near field lane geometry estimation, while also unifying the corrected near field topology with the far field map to create a static scene used in downstream operations. This means that Embark’s self-driving system is less map reliant and more capable of handling the constantly changing road environment. The ability of Vision Map Fusion to update and correct map errors in real time can facilitate safer, more scalable and more efficient operations compared to alternative map-centric approaches.
•Active Learning — Embark’s Active Learning system uses real world situations to rapidly improve performance. The Active Learning system applies a proprietary cloud-based selection engine to uploaded fleet data. The selection engine identifies “edge cases” from the truck’s real world driving data involving driving, road, weather, and/or other conditions that provide rich learning opportunities for Embark Driver’s artificial intelligence so that these edge cases can be studied to improve the Driver capabilities. The Active Learning system operates by uniformly sampling and analyzing the driver data for road and driving characteristics identified by Embark’s learning model as most beneficial to improving the Driver software’s performance. With the most valuable data automatically identified, Embark focuses the labeling and training efforts in a way to provide the quickest, most effective feedback loop for the Embark Driver to improve performance.
•Interactive Planning with Data Driven Predictions — The Embark Driver employs intelligent, adaptive prediction techniques to generate the best plan for each moment after simulating numerous potential scenarios and applying a prediction engine that looks into many potential future outcomes. At present, the Embark planning engine is capable of simulating up to 1,200 scenarios per second, using this information to build an up to 60 second planning horizon in which it looks ahead to see many possible outcomes from each potential driving decision. Using these data driven analytical models, the Embark Driver is able to accurately predict the actions of other road users and predict the optimal behavior in challenging driving situations. This allows the system to understand and account for real world driving conditions, such as cut-ins or sudden stops by other vehicles, and otherwise drive safely in busy traffic conditions.
Embark’s Partners and Ecosystem
Embark operates in an ecosystem consisting of shippers, carriers, haulage contractors, OEMs, component part suppliers, and truck stop operators. Embark believes that its solutions provide meaningful benefits to all existing ecosystem players. Embark’s PDP prepares carriers to own and operate Embark autonomous trucks. In October 2021, Embark announced that carriers participating in Embark’s PDP have placed a combined 14,200 reservations for Embark-equipped autonomous trucks.
Carriers
Through its PDP, Embark has partnered with carriers to develop its offering and demonstrate proof of concept. To date, Embark has entered into non-binding agreements with ten carriers and shippers to demonstrate its ability to move freight on their existing networks. Through these relationships, Embark is able to leverage the decades-long truck freight expertise of its carrier partners in optimizing its autonomous vehicle technology and business model. Embark’s existing relationships with carriers also demonstrate to the rest of the market that a number of large carriers with significant fleets and operations have already recognized the potential value of adopting Embark Driver.
Embark estimates that these existing carrier partners operate approximately 46,000 trucks and purchase approximately 11,500 trucks annually. Embark believes that its current carriers reflect a tiny fraction of the overall demand for its technology and Embark is in discussions with other carriers representing 50% of the top 100 carriers measured by truck count, which represent a meaningfully larger addressable market.

Shippers
In addition to partnering with carriers, Embark has fostered relationships with shippers across industry verticals such as retail, e-commerce, CPG and automotive. These shippers form the transportation demand that carriers fulfill. Embark’s autonomous vehicle technology provides meaningful benefits to shippers such as a reduction in CO2 emissions, an increase in speed and an improvement in safety. Embark has already worked with over half a dozen carriers and Fortune 500 shippers to analyze their transportation networks at a lane level and develop tactical plans for transitioning existing freight volume from manually driven trucks to Embark autonomous trucks operated by partner carriers.
OEMs
Embark’s relationships with OEMs have allowed it to develop the EUI. Each of the four major truck OEMs for the U.S. market are in the process of developing drive-by-wire platforms.
Embark’s Competitive Strengths
Asset-Light SaaS Model is Durable and Scalable Across Large Addressable Market
Embark has designed an asset-light SaaS business model and intends to commercialize by licensing its software for a fee on a subscription basis to carriers, haulage contractors, and shippers. Outside of an R&D fleet, Embark does not intend to own or operate trucks, removing a significant potential capital expenditure. This allows Embark to focus on software development and allows its partners to focus on what they do best-maintaining and operating trucks and freight networks. Once a carrier, haulage contractor or shipper partner specifies the EUI on a truck purchased from a preferred OEM, Embark would directly license the Embark Driver and provide ongoing support through Embark Guardian.
Through the PDP, Embark has developed its offering alongside carriers and shippers, establishing itself as a trusted technology partner. Embark has entered into non-binding agreements with a number of key carriers and estimates that its existing carrier partners operate approximately 46,000 trucks and purchase approximately 11,500 trucks annually.
The market for truck freight is large and growing. Embark estimates that the total addressable market for autonomous trucking is approximately 300 billion miles annually in the U.S.
Collaborative Business Model Was Expected to Promote Regulatory and Industry Acceptance
By working with Tier 1s, OEMs, carriers and shippers, Embark has developed a deep understanding of the existing freight ecosystem. It is this knowledge that drove Embark’s decision to work with, instead of compete against, existing freight players. In this collaborative model, Embark defers to OEMs for the manufacture and sale of the trucks themselves, with carriers purchasing and operating the trucks and shippers buying capacity in a manner similar to today. This configuration leverages the logistical expertise of the carrier, allows the technology to scale more quickly through existing OEM-carrier-shipper relationships and enables Embark to focus on delivering a safe and reliable autonomous truck. By working within the current value chain structure, Embark leverages the public and regulator trust that OEMs, carriers and shippers have earned over decades of freight operations. Additionally, by creating value for existing players and eliminating concerns of disintermediation, Embark is able to create powerful industry allies who advocate for its success with other ecosystem participants.
Embark has a strong track record of regulatory collaboration. In 2018, Embark presented a novel approach to USDOT and FMCSA, suggesting a legal interpretation that allows for autonomous truck operation under existing rules. Embark believes that this approach provides a clear path for testing and deployment of ADS-equipped commercial vehicles, while preserving FMCSA’s authority to ensure public safety by regulating autonomous truck operation. Embark’s approach was broadly adopted in “Automated Vehicles 3.0” (“AV 3.0”), a USDOT guidance document issued in October 2018, and has since been reiterated in AV 4.0 (2019) and the USDOT AV Comprehensive Plan (2021). AV 3.0 represented the first time USDOT acknowledged that autonomous truck operation without a human driver is allowable, and that human-specific regulations would not apply.
In 2021, Embark signed a Memorandum of Understanding with the Arizona Department of Transportation to share information and best practices related to autonomous truck navigation of highway work zones. In addition, Embark has engaged in discussions with state regulators and law enforcement agencies around the country on truck inspection procedures and has actively contributed to the passage of state legislation.

Embark also holds leadership roles in key industry associations, including service as Co-Chair of the U.S. Chamber of Commerce AV Working Group, Co-Chair of the Silicon Valley Leadership Group AV Working Group, and on the Board of Directors of the Autonomous Vehicle Industry Association, the primary trade association representing Level 4 and 5 autonomous vehicle developers. Embark is also the longest-serving autonomous trucking member of the American Trucking Associations and the Commercial Vehicle Safety Alliance.
Commitment to Environmental, Social and Governance Leadership
At Embark, Embark believes that leadership in environment, social and governance (“ESG”) issues are central to its mission. Embark has taken steps to address the environmental and social risks and opportunities of its operations and products.
Embark’s ESG initiatives are organized into three pillars, which contain focus areas for its attention and action:
•Environmental Pillar is focused on increasing fuel efficiency, reducing environmental impacts from Embark’s testing fleet (e.g. policies against idling, repurposing materials, waterless truck washing), and ensuring its data storage needs are powered sustainably.
•Social Pillar is focused on upholding its commitment to driver safety and improved driver working conditions, supporting an engaged, talented and diverse workforce, collaborating on research projects with universities and supporting charitable foundations.
•Governance Pillar is focused on integrating enterprise risk management oversight across Embark’s data security and driver safety initiatives and sustaining a commitment to ethical business conduct, integrity, and responsibility.
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
Competition

Embark is the longest-running self-driving truck program in the U.S., which provides a competitive advantage. There are several competitors that have an AV trucking solution, including TuSimple, Aurora Innovation, Kodiak Robotics, and Waymo. Of the aforementioned, TuSimple and Kodiak Robotics focus solely on the trucking market, whereas Aurora Innovation and Waymo are also developing a robotaxi solution. Embark differentiates itself having developed a technology stack that is not over-reliant on HD Maps, and instead focuses on its VMF technology. Also, Embark has developed EUI, which is a modular approach to hardware that allows the Embark Driver to work across multiple OEM Platforms. Lastly, Embark has an asset-light approach, and partners with a variety of constituents within the logistics and trucking ecosystem.
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
•Ensure future deployment of Embark driverless trucks is allowable under federal/state laws; and
•Mitigate any emergent political/policy risks that could affect Embark’s plans or business model.
Embark has crafted federal and state policy strategies that support these goals by leveraging key industry groups and other allies while solidifying Embark’s position as an industry leader. Embark is the longest- running self-driving truck program, and has been proactively engaged with government stakeholders nearly from its beginning, affording us long-standing relationships with both political leadership and career staff at key regulatory agencies. Embark has a track record of success in advocating on behalf of the industry, serving as a leading voice on state and federal policy and legislative issues. Embark intends to continue to invest in these efforts to maintain its leadership in the public policy arena.
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
Embark has filed patent applications on certain key aspects of its proprietary software, and intends to pursue patent protection on certain key aspects of its technology as it transitions into its commercial phase and potential concerns about publication through patents become less acute. Currently Embark has been issued three U.S. patents and has 24 patent pending applications. Embark also pursues trademark protection and is the registered holder of several domain registrations.
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
Available Information
Embark’s website is www.embarktrucks.com. On Embark’s Investor Relations website, investors.embarktrucks.com, Embark makes available, free of charge, a variety of information for investors, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statements and other information, as soon as reasonably practicable after Embark electronically files that material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Embark also uses the Investor Relations page of its website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including blogs, news releases, analyst presentations, financial information and corporate governance practices. The information found on Embark’s website is not part of this or any other report we file with, or furnish to, the SEC. Embark’s SEC filings are also available to the public at the SEC's website at http://www.sec.gov.
Item 1A. Risk Factors
In the course of conducting its business operations, Embark is exposed to a variety of risks. These risks are generally inherent to the technology industry or otherwise generally impact companies like Embark. Any of the risk factors described below have affected or could materially adversely affect Embark’s business, financial condition and results of operations. The market price of shares of Embark’s common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occur. Certain statements in “Risk Factors” are forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
Summary of Risk Factors
The following is a summary of principal risks to which Embark’s business, operations and financial performance are subject. Each of these risks is more fully described in the individual risk factors immediately following this summary.
•On March 3, 2023, Embark significantly reduced its employee base and operations and is exploring strategic alternatives, and there is substantial doubt about Embark’s ability to continue as a going concern.
•Autonomous driving is an emerging technology and involves significant risks and uncertainties.
•Embark has a limited operating history and an unproven business model in a new market and faces significant challenges as its industry is rapidly evolving.
•Embark’s technology may raise safety or other automation-related concerns causing it to fail to gain acceptance from users and other stakeholders in the freight transportation industry.
•Embark’s autonomous driving technology and related hardware and software could have undetected defects, errors or bugs in hardware or software.
•The operation of autonomous semi-trucks may be unfamiliar to Embark’s users and other road users.
•Embark operates in a highly competitive market and some market participants have substantially greater resources. Embark competes against a large number of both established competitors and new market entrants.
•Disruptions to the trucking industry, including changes in transportation and shipping infrastructure, could adversely impact Embark’s business and operating results.
•Embark’s business model depends on acceptance of its technology by third-party carriers and shippers and Embark’s existing relationships with key business partners.
•Embark relies on third-party suppliers and because some of the key components in Embark’s systems come from limited or sole sources of supply, Embark is susceptible to supply shortages, long lead times for components, and supply changes, or system unavailability, any of which could disrupt its supply chain and could delay deliveries of Embark’s products to users.

•Embark’s approach of creating a manufacturer-agnostic product exposes it to the risk of exclusive competitor partnerships and other challenges that limit integration of its technology to products of multiple OEMs.
•Embark is an early stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.
•To the extent that Embark expects to continue to engage in resource-intensive R&D activities for the foreseeable future, Embark will be required to raise additional funds and these funds may not be available to Embark on attractive terms when it needs them, or at all.
•Embark may be subject to risks associated with potential future strategic alliances, partnerships, investments or acquisitions, all of which could divert management’s attention, result in Embark incurring significant costs or operating difficulties and dilution to its stockholders, disrupt its operations and adversely affect its business, results of operations or financial condition.
•The forecast of Embark’s operating and financial results relies in large part upon assumptions and analyses developed by its management team. If these assumptions or analyses prove to be incorrect, Embark’s actual operating results may be materially different from its forecasted results.
•Embark depends on the experience and expertise of its senior management team, technical engineers, and certain key employees.
•If Embark fails to manage its remaining team effectively, it may be unable to execute its business plan, maintain high levels of service, or adequately address competitive challenges.
•Embark’s management team has limited experience managing a public company.
•Embark may be subject to breach of contract, product liability or warranty claims and other legal proceedings in the ordinary course of business that could result in significant direct or indirect costs, including reputational harm, increased insurance premiums or the need to self-insure.
•OEMs and their suppliers may experience significant delays in the manufacture and launch of Embark- enabled autonomous semi-trucks, which could harm Embark’s business and prospects.
•If Embark’s autonomous vehicle technologies fail to perform as expected, are inferior to those of its competitors, or are perceived as less safe or more expensive than those of its competitors or non-autonomous vehicles, Embark’s financial performance and prospects would be adversely impacted.
•The Embark Founders have control over all stockholder decisions because they control a substantial majority of Embark’s voting power through “high vote” voting stock.
•Pandemics and epidemics, including the ongoing COVID-19 pandemic, natural disasters, terrorist activities, political unrest, and other outbreaks could have a material adverse impact on Embark’s business.
•Embark has identified deficiencies that together constitute a material weakness in its internal control over financial reporting and in general IT controls as of December 31, 2021 and 2022. If Embark fails to develop and maintain an effective system of internal control over financial reporting and internal control over IT, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in Embark.
•As a public company, Embark is required to maintain adequate internal over financial reporting.
•Embark holds four patents on its products. Embark employs proprietary technology (know-how) and information that may be difficult to protect.
•Embark may become subject to litigation brought by third parties claiming infringement, misappropriation or other violation by Embark of their intellectual property rights.
•Embark utilizes open source software, which may pose particular risks to its proprietary software, technologies, products, and services in a manner that could harm its business.
•Embark is exposed to, and may be adversely affected by, interruptions to its information technology systems and networks and sophisticated cyber-attacks.
•Embark collects, processes, transmits, and stores personal information in connection with the operation of its business and is subject to various data privacy and consumer protection laws.

•Embark operates in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on Embark’s business.
•The trucking industry is subject to economic, business and regulatory factors that are largely beyond Embark’s and its partners’ control, any of which could have a material adverse effect on the operations of its partners and ultimately on Embark.
Risks Related to Embark’s Technology, Business Model, and Industry
Embark has significantly reduced its employee base and operations and is exploring strategic alternatives, and there is substantial doubt about Embark’s ability to continue as a going concern.
On March 3, 2023, Embark announced a reduction in its workforce by approximately 230 employees, estimated to result in charges of approximately $7 million to $11 million. The decision was based on cost-reduction initiatives intended to reduce operating expenses. Concurrently, with the reduction in force, Embark also announced that its Board approved a process to explore, review and evaluate a range of potential strategic alternatives available to it, including, without limitation, exploring alternative uses of Embark’s assets to commercialize its technology, additional sources of financing, as well as potential dissolution or winding up of Embark and liquidation of its assets. No assurance can be given that the Company’s exploration of strategic alternatives will result in any change in strategy and there is substantial doubt about Embark’s ability to continue as a going concern. To the extent the Board elects to pursue a strategic alternative, there would be no guarantee of success and such pursuit could disrupt the Company’s workforce, partnerships and other commercial relationships or prospects. In addition, if the Board were to decide to liquidate, wind up or dissolve Embark, the process will be subject to uncertainties and it is possible that there will be no liquidating distribution made to stockholders. Additionally, extraordinary corporate actions by a company, such as a strategic transaction, nontraditional financing, liquidating, winding up or dissolving, may lead to lawsuits being filed against that company. If such a lawsuit is filed against Embark, the litigation could be expensive and divert management’s attention from implementing strategic alternative planning.
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
Embark currently controls a small R&D fleet of trucks to further develop its autonomous driving technology and demonstrate its technology. To date, all of Embark’s autonomous miles driven have been “driver in.” There can be no assurance that Embark will successfully transition to “driver out” operations on its expected schedule or that its R&D fleet will successfully develop and/or prove out its autonomous driving technology.

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
You should consider Embark’s business and prospects in light of the risks and challenges it faces as a new entrant into a novel industry, including, among other things, with respect to its ability to:
•navigate an evolving and complex regulatory environment and product liability regime;
•design, outfit, and produce safe, reliable, and quality L4 autonomous semi-trucks equipment with its OEM partners on an ongoing basis;
•improve and enhance its software and autonomous technology;
•design, and develop software and technology in a timely manner;
•establish and expand its user base among shippers and carrier partners;
•successfully market its other products and services;
•properly price its products and services;
•improve and maintain operational efficiency;
•maintain a reliable, secure, high-performance, and scalable technology infrastructure;
•attract, retain, and motivate talented employees;
•enter into successful strategic relationships with carriers, OEMs and shippers;
•protect its intellectual property;
•keep its technology secure and compliance with data privacy and cybersecurity requirements;
•anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
•build a well-recognized and respected brand.
If Embark fails to address any of these risks and challenges, its business may be materially and adversely affected and Embark may be forced to alter its business model in ways that are difficult to predict, or may ultimately determine that the business should be wound down. There are also a number of additional challenges to L4 autonomous driving, many of which are not within Embark’s control, including market acceptance of autonomous driving, governmental licensing requirements, concerns regarding data security and privacy, actual and threatened litigation (whether or not a judgment is rendered against Embark), and any general negative perceptions regarding autonomous vehicle technology due to safety, security, job displacement or other reasons. There can be no assurance that the market will accept Embark’s technology, in which case its future business, results of operations and financial condition could be adversely affected.
To implement Embark’s business plan, additional capital will be required beyond the amount raised to date. Furthermore, the implementation of a new business model (or an alternative business model) in an evolving industry poses a number of challenges, many of which are beyond Embark’s control, including unknown future challenges and opportunities, substantial risks and expenses in the course of entering new markets and undertaking marketing activities. The likelihood of Embark’s success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which it operates. There is, therefore, substantial uncertainty as to whether Embark’s business plan will prove successful, and it may not be able to generate significant revenue, raise additional capital, or operate profitably. Embark will continue to encounter risks and difficulties frequently experienced by early stage commercial companies, including scaling up infrastructure and headcount, and may encounter unforeseen expenses, difficulties, or delays in connection with its growth. While Embark’s business model is designed to be minimally capital intensive, there can be no assurance that its expectation regarding future capital requirements will be correct.
The extent of Embark’s future losses and the timing of any possible profitability, if ever achieved, are highly uncertain. Further, Embark cannot predict the rate of adoption or acceptance of its technology by potential customers to the extent that it continues its commercialization plan.
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
Embark has developed Embark Driver and Embark Guardian to automate Embark’s carrier partners’ semi-trucks, but there can be no assurance that its technology will be perceived to be comparable to non-autonomous semi-trucks by carriers, other drivers or regulators. Embark’s proprietary artificial intelligence (“AI”) and machine vision capabilities are specifically engineered to interface with all major semi-truck OEMs and meet the demands of commercial trucks. In certain instances, these protections may cause the vehicle to behave in ways that are unfamiliar to drivers of non-autonomous driving trucks. For example, semi-trucks equipped with Embark’s L4 technology may adhere to safety rules in a stricter manner than some human drivers may be accustomed to.
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
Embark’s partners may experience capacity constraints due to increased demand for transportation services and decaying highway infrastructure. In 2021, the Infrastructure Investment and Jobs Act (“IIJA”, PL 117-58) was signed into law and will provide significant federal funding to improve and maintain the nation’s deteriorating infrastructure. While the bill included significant investments in the nation’s roadway infrastructure, the benefits of the legislation will likely take years to realize. In the meantime, poor infrastructure conditions and roadway congestion could slow service times, reduce operating efficiency and increase maintenance expense for truck operators. Some states have explored or instituted road-usage programs, truck-only tolling, congestion pricing, and fuel tax increases in order to make more immediate infrastructure investments. In addition, while climate resilience also received sizable investments in the IIJA, risks including harsh weather or natural disasters, such as hurricanes, tornadoes, fires and floods, global pandemics and acts of terrorism could further damage existing infrastructure. Damage or further deterioration of highway infrastructure could negatively impact Embark’s partners and ultimately Embark’s business and operating results by increasing costs associated with truck freight. While the bill does not directly earmark money for freight rail programs, it does increase funding to numerous discretionary grant programs of which freight rail entities are eligible recipients. Sizeable investments through these or other programs into the freight rail industry, as well as IIJA’s investments in port and waterways infrastructure could negatively impact the truck freight industry, and ultimately Embark.

Risks Related to Embark’s Dependence on Third Parties
Embark’s business model depends on acceptance of its technology by third-party carriers and shippers, including through attracting new customers and retaining existing customers, and Embark’s existing relationships with key business partners are subject to non-binding agreements which may be cancelled in the future. Business collaboration with partners is subject to risks, and these relationships may not lead to significant revenue. Any adverse change in Embark’s cooperation partners, including the cancellation of existing agreements, or failure to attract and retain customers, could harm its business.
Embark does not intend to operate its own freight shipping network and Embark does not produce or sell complete semi-trucks. Accordingly, Embark’s business model depends on carriers and shippers integrating and deploying its technology into their new semi-trucks and OEMs willing to allow Embark’s technology to be incorporated to their vehicles. The strategic business relationships are and will continue to be an important factor in the growth and success of Embark’s business. Embark has alliances and partnerships with certain such companies in the trucking and automotive industry to help Embark in its efforts to continue to enhance its technology, commercialize its solutions, and drive market acceptance. Embark has growing partnerships with leading carriers, such as Werner Enterprises, Bison Transport and certain shippers such as AB Inbev, and will continue to cultivate these partnerships while establishing new ones in the future. There can be no assurance that these relationships will continue or that Embark’s efforts to develop new partnership will be successful. In addition, Embark will also need to identify and negotiate additional relationships with other third parties, such as those who can provide service centers, maintenance, refueling, roadside service, towing, sensor support, and financing services in connection with the build out of Embark’s Transfer Hub network or other aspects of its business. While Embark is pursuing partnerships with truck facility operators and expects to partner with other facility owners and real estate developers to build out its Transfer Hub network, there can be no assurance that these partnerships will continue or prove successful. Embark may not be able to successfully identify and negotiate definitive agreements with these third parties to provide the services Embark would require on terms that are attractive or at all, which would cause Embark to incur increased costs to develop and provide these capabilities.

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
Many of the components that Embark requires for outfitting its trucks are sourced from international third-party suppliers. Changes in global political, regulatory and economic conditions, or changes in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where Embark currently purchases components, could adversely affect its business. The U.S. has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S., and other countries. A number of other nations have proposed or instituted similar measures directed at trade with the U.S., in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect Embark’s business. For example, such changes could adversely affect the automotive market, and Embark’s ability to access key components. It may be time-consuming and expensive for Embark to alter its business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition and results of operations.
Risks Related to Embark’s Financial Position and Need for Additional Capital
Embark is an early stage company with a history of losses, and expects to incur significant expenses and continuing losses for the foreseeable future.
Embark incurred net losses of $103.2 million and $124.2 million for the years ended December 31, 2022 and 2021, respectively and has not recognized revenue to date. Embark has successfully shipped freight for shippers and carriers to utilizing its technology and Transfer Hub network but there is no guarantee that Embark’s partnership model will get traction, grow or otherwise be successful or achieve sufficient scale for commercial viability. Embark’s potential profitability is dependent upon a number of factors, many of which are beyond its control.
Embark expects the rate at which it will incur losses to be significantly higher in future periods as Embark:
•designs, develops, manufactures and implements its Embark Universal Interface;
•seeks to achieve and commercialize full L4 autonomy for its Embark-equipped semi-trucks;
•expands its design, development, maintenance, and repair capabilities;
•expands or shifts its operation to new or adjacent markets and/or jurisdictions;
•responds to competition in the autonomous driving market and from traditional freight transportation providers;
•responds to evolving regulatory developments in the nascent autonomous vehicle market;
•increases its sales and marketing activities; and

•increases its general and administrative functions to support its growing operations following the Transactions.
Because Embark will incur the costs and expenses from these efforts before it receives any incremental revenue, its losses in future periods will be significant. In addition, Embark may find that these efforts are more expensive than it currently anticipates or that these efforts may not result in revenue, which would further increase its losses. In particular, Embark expects to incur substantial and potentially increasing research and development (“R&D”) costs. Embark’s R&D costs were $79.2 million and $55.3 million during the years ended December 31, 2022 and 2021, respectively, and are likely to grow in the future. While Embark expects to operate a small fleet of semi-trucks for purposes of R&D and does not intend to maintain a large scale freight network of Embark-owned semi-trucks, the acquisition and maintenance of semi-trucks is expensive, and changing market conditions may force Embark to alter its business model in the future necessitating a larger fleet. Because Embark accounts for R&D as an operating expense, these expenditures will adversely affect its results to operations in the future. Further, Embark’s R&D program may not produce successful results, and Embark’s new products may not achieve market acceptance, create additional revenue, or become profitable.
To the extent that Embark expects to continue to engage in resource-intensive R&D activities for the foreseeable future, Embark will be required it to raise additional funds and these funds may not be available to Embark on attractive terms when it needs them, or at all. If Embark cannot raise additional funds on attractive terms when it needs them, its operations and prospects would be negatively affected and/or Embark may not be able to continue as a going concern.
To date, Embark has not generated any revenue, and prior to the consummation of the Business Combination, Embark financed its operations primarily through the issuance of equity securities in private placements. As of December 31, 2022, and December 31, 2021 Embark had cash and cash equivalents of $157.6 million and $264.6 million respectively. Embark will need to raise additional capital to continue to fund its research and development activities and to improve its liquidity position. Embark’s ability to obtain the necessary financing to carry out its business plan is subject to a number of factors, including general market volatility, investor acceptance of its business plan, regulatory requirements, including foreign investment reviews, and the successful development of its autonomous technology. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to Embark.
Embark may raise these additional funds through the issuance of equity, equity related, or debt securities. To the extent that Embark raises additional financing by issuing equity securities or convertible debt securities, stockholders of the combined business may experience substantial dilution, and to the extent Embark engages in debt financing, it may become subject to restrictive covenants that could limit its flexibility in conducting future business activities. Financial institutions may request credit enhancement such as third-party guarantee and pledge of equity interest in order to extend loans to Embark. Embark cannot be certain that additional funds will be available to it on attractive terms when required, or at all. If Embark cannot raise additional funds when it needs them, its financial condition, results of operations, business, and prospects would be materially adversely affected and/or Embark may not be able to continue as a going concern.
Embark’s resource-intensive R&D and commercialization activities may require Embark to raise additional funds and these funds may not be available to Embark terms when they are needed. If Embark cannot raise additional funds on attractive terms when it needs them, its strategy, operations and prospects could be negatively affected, including the possibility that a lack of funds could cause Embark’s business to fail and liquidate with little or no return to investors.
The continued R&D, marketing and commercialization of Embark’s technology is expected to require significant capital expenditures to reach commercial scale. To date, Embark has not generated any revenue, and as of December 31, 2022, Embark had cash and cash equivalents of $157.6 million. Embark may need to raise additional capital to continue to fund its R&D and commercialization activities and to improve its overall liquidity position. Given the current interest rates and capital markets environment, raising additional capital will be challenging, may require acceptance of highly onerous terms or may not be possible at all and as a result, Embark may not be able to achieve the level of commercialization it had previously anticipated by 2024. Embark anticipates that if it is not able to raise additional capital, then it may have to adjust its commercialization plans to explore more limited uses of its technology, alternative services or adjacent markets. If adequate funds are not available on a timely or reasonable basis, Embark may be required to delay, limit, reduce or terminate its research and development, operations or commercialization efforts. Embark could be forced to sell or dispose of certain of its rights or assets. As a result of any such strategic adjustment or an inability to raise adequate funds on commercially reasonable terms, Embark’s financial condition, results of operations, business, and prospects are expected to be materially adversely affected, including the possibility that a lack of funds could cause Embark’s business to fail and liquidate with little or no return to investors.

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
These conditions, should they occur for an extended period of time, could adversely affect Embark and its customers and partners, which ultimately could affect Embark’s operating results and financial condition. As a result, Embark is continuing to evaluate key factors such as its commercialization timeline, scope of commercialization, anticipated headcount and operating expenses. In order to best position Embark for success against current and future anticipated commercialization objectives, Embark is considering and may develop new or adjacent business models and markets ancillary to its current commercialization roadmap but there is no assurance that Embark will be able to successfully implement those business models and/or enter into ancillary or adjacent markets.
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
Whether actual operating and financial results and business developments will be consistent with Embark’s expectations and assumptions depends on a number of factors, some of which are outside Embark’s control, including, but not limited to:
•its ability to develop and commercialize its technology in a timely manner;
•its ability to obtain sufficient capital and successfully execute its growth strategy;
•its ability to manage its team;
•its ability to partner with carriers;
•its ability to secure and maintain required strategic supply arrangements;
•projected improvements in technology;
•its ability to maintain relationships with major OEMs;
•positive developments in the regulatory environment for autonomous vehicles;
•competition, including from established and future competitors;
•its ability to attract and retain management or other employees who possess specialized market knowledge and technical skills; and

•the overall strength and stability of the U.S. economy.
Unfavorable changes in any of these or other factors, some of which are beyond Embark’s control, could cause actual results to differ materially from Embark’s forward-looking information included in this Annual Report on Form 10-K, and could materially and adversely affect Embark’s business, results of operations or financial condition.
Embark’s cash and cash equivalents could be adversely affected if the financial institutions in which it holds its cash and cash equivalents fail.
Embark regularly maintains cash balances at third-party financial institutions, including Silicon Valley Bank, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Market conditions can impact the viability of these institutions. On March 10, 2023, the California Department of Financial Protection and Innovation closed Silicon Valley Bank and appointed the FDIC as receiver, and as a result, Embark did not have access to its invested cash or cash equivalents. Although Embark has transferred its funds from Silicon Valley Bank to other financial institutions, it is possible that another failure of a depository or other financial institution could further impact Embark’s access to its cash and cash equivalents. Embark could suffer losses with respect to any uninsured depository accounts, if a depository institution used by Embark failed and the institution’s assets were insufficient to cover its holdings and/or the United States government did not take actions to support deposits in excess of existing FDIC insured limits. Any such losses could have a material adverse effect on Embark’s liquidity, financial condition and results of operations. Similarly, government action with respect to a financial institution Embark relies upon could adversely impact Embark.

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

Embark’s business plan, particularly Embark Guardian, also relies on hiring qualified personnel tasked with providing support and monitoring of trucks equipped with its technology. As a new type of job in an emerging field, Embark might have difficulty hiring, training and retaining enough qualified personnel with success. Embark’s potential inability to hire and train enough personnel for those tasks might inhibit or delay its growth, which might have a materially adverse effect on its business, financial condition and results of operations.
Embark relies on equity-based compensation to attract, retain and motivate its executives and key employees, which may result in excessive price pressures on Embark’s Class A common stock and/or stockholder dilution during periods in which Embark’s share price is depressed.
Embark relies upon equity awards including stock option awards, RSUs and PSUs to attract and retain the key talent it relies upon. During periods in which Embark’s share price declines, Embark may be required to issue equity awards covering a larger number of shares than anticipated to meet the current market level of compensation required to retain key executives and employees given the strong demand for talent in the technology industry. As a result, Embark’s share price may face incremental downward pressure as employees sell more shares into the market than anticipated. In addition, stockholders may experience additional dilution to the extent Embark is required to seek, and obtains, stockholder approval to expand the size of its employee equity incentive pool in order to maintain a competitive compensation position.
If Embark fails to manage its remaining team effectively, it may be unable to execute its business plan, maintain high levels of service, or adequately address competitive challenges.
Embark must continue to manage its remaining employees, operations, finances, research and development, and capital investments efficiently. Embark’s productivity and the quality of its solutions may be adversely affected if Embark does not appropriately coordinate across its various teams. If Embark does not adapt to its new level of staffing and adjust accordingly, it may be unable to execute its business plan, maintain high levels of service, or adequately address competitive challenges.
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
Any delay in the broad commercial acceptance and viability of Embark’s autonomous vehicle technology could materially damage its brand, business, prospects, financial condition, and operating results. Even if OEM manufacturers adopt Embark’s technology in their semi-trucks as intended, these manufacturers often experience delays in the manufacture and commercial release of new products, meaning that implementation after adoption may be delayed. To the extent Embark delays the launch of its technology on a “driver-out” basis, its growth prospects could be adversely affected. Furthermore, Embark relies on third party suppliers for the provision and development of many of the key components and materials that are incorporated into its Embark Universal Interface, Embark Driver and Embark Guardian technology. To the extent its suppliers experience any delays in providing Embark with or developing necessary components, Embark could experience delays in delivering on its timelines.
If Embark’s autonomous vehicle technologies fail to perform as expected, are inferior to those of its competitors, or are perceived as less safe or more expensive than those of its competitors or non-autonomous vehicles, Embark’s financial performance and prospects would be adversely impacted.
Several companies other than Embark, including TuSimple, Waymo, Aurora and Kodiak, are developing autonomous vehicle technologies, either alone or through collaborations with car and/or truck manufacturers, with a focus on the truck freight market and/or other transportation industries. Embark expects that one or more these competitors will compete directly with Embark. In the event that Embark’s competitors bring to market autonomous vehicles capable of serving the freight and trucking industries before Embark does, or their technology is or is perceived to be superior to Embark’s, the competitors may be able to leverage such technology to compete more effectively with Embark, which would adversely impact its financial performance and prospects.
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
The dual-class structure of Embark’s common stock has the effect of concentrating voting control with the Embark Founders who hold in the aggregate 70% of the voting power of Embark’s capital stock with respect to most issues of corporate governance aside from amendment of the Amended and Restated Bylaws of Embark Technology, Inc., which will require a majority vote of both classes until a Trigger Date of up to two years from closing. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments to Embark’s organizational documents and any merger, consolidation, sale of all or substantially all of Embark’s assets, or other major corporate transaction requiring stockholder approval.
Class A common stock has one vote per share, and Class B common stock has ten votes per share. All the Class B common stock is held by the Embark Founders. Because of the ten-to-one voting ratio between Class B and Class A common stock, the holders of Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to Embark Technology stockholders for approval.

This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments to Embark’s organizational documents, and any merger, consolidation, acquisition, sale of all or substantially all of Embark’s assets, dissolution or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for Embark’s capital stock that you may feel are in your best interest as one of Embark’s stockholders.
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
Pandemics and epidemics, including the COVID-19 pandemic, natural disasters, terrorist activities, political unrest, and other outbreaks could have a material adverse impact on Embark’s business, results of operations, financial condition, cash flows or liquidity, and the extent to which Embark will be impacted will depend on future developments, which cannot be predicted.
The COVID-19 pandemic has resulted in global supply chain disruptions, which Embark began to experience starting from 2020. Embark has and may continue to encounter supply chain distributions, which in some instances have affected purchase order lead times for trucks and hardware components. In the future, Embark may experience supply chain disruptions from third party suppliers and any such supply chain disruptions could cause delays in its development timelines. These supply chain trends that originated during the pandemic could continue to persist and have long-lasting adverse impact on Embark independently of the progress of the pandemic. Any prolonged and significant supply chain disruptions could have a material adverse impact on Embark’s business, results of operations and financial condition.
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
The occurrence of one or more major natural disasters, unusual weather conditions, epidemic or pandemic outbreaks, including the COVID-19 pandemic, terrorist attacks or disruptive political events and other calamities, each of which is out of Embark’s control, may result in materially adverse impacts to Embark’s business. Embark cannot assure you that any backup systems will be adequate to protect it from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect Embark’s ability to provide services.
Embark has identified deficiencies that together constitute a material weakness in its internal control over financial reporting as of December 31, 2022 and 2021. If Embark fails to develop and maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results in a timely manner, which may adversely affect investor confidence in Embark.
In connection with Embark’s financial statement close process for the year ended December 31, 2022, Embark identified the following deficiencies that, in combination, constitute a material weakness in the control environment contributing to a potential for there to have been accounting errors that are material to its financial statements. The deficiencies Embark identified resulted from inadequate general information technology controls in the areas of user access and program change-management over certain information technology systems that support the Company’s financial reporting processes.
A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to its consolidated financial statements that could not be prevented or detected on a timely basis.

If not remediated, the material weakness could result in material misstatements in Embark’s annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If Embark is unable to assert that its internal control over financial reporting is effective, or when required in the future, if Embark’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of Embark’s financial reports, the market price of Embark’s Class A common stock could be adversely affected and Embark could become subject to litigation or investigations by the stock exchanges, the SEC, or other regulatory authorities, which could require additional financial, compliance, and management resources.
With the oversight of senior management, Embark developed a remediation plan and has engaged external advisors and consultants to assist with the implementation of the plan. The Company's remediation efforts are focused on implementation of information technology (IT) controls to improve the completeness, timeliness and accuracy of the Company's financial reporting.
Embark continues to make progress on the remediation by implementing a strong set of business process and IT general internal controls. Embark believes that while significant progress has been made in implementing controls and remediating known issues in Q4 2022, management determined there is not sufficient time to complete testing of operating effectiveness before the end of December and demonstrate that the business process and IT controls are consistently operating effectively.
Embark believes progress on the measures outlined in the Remediation Plan should remediate the material weakness identified and strengthen its internal control over financial reporting. The remediation plan is estimated to take place over the next 6 to 12 months. Embark’s management will monitor the effectiveness of Embark’s remediation plans and will make changes management determines to be appropriate. Embark can give no assurance that this implementation will remediate these deficiencies in internal control or that additional material weaknesses or significant deficiencies in its internal control over financial reporting will not be identified in the future.
As a public company, Embark is required to maintain adequate internal control over financial reporting. If Embark fails to establish and maintain proper and effective internal control over financial reporting as a public company, its ability to produce accurate and timely consolidated financial statements could be impaired, investors may lose confidence in its financial reporting and the trading price of its shares may decline.
As a public company, Embark is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that Embark evaluate and determine the effectiveness of Embark's internal control over financial reporting. Additionally, once Embark no longer qualifies as an “emerging growth company,” the independent public accounting firm will be required to deliver an attestation report on the effectiveness of Embark’s internal control over financial reporting. An adverse report may be issued in the event the independent public accounting firm is not satisfied with the level at which Embark’s controls are documented, designed or operating.
When evaluating its internal control over financial reporting, Embark may identify material weaknesses that Embark may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If Embark identifies any additional material weaknesses in its internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that Embark’s internal control over financial reporting is ineffective, or if the independent public accounting firm is unable to express an opinion as to the effectiveness of Embark’s internal control over financial reporting, Embark could fail to meet its reporting obligations or be required to restate its consolidated financial statements for prior periods.
In addition, Embark’s internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If there are material weaknesses or failures in Embark’s ability to meet any of the requirements related to the maintenance and reporting of its internal control, investors may lose confidence in the accuracy and completeness of Embark’s financial reports and that could cause the price of Embark’s Class A common stock to decline. In addition, Embark could become subject to investigations by the applicable stock exchange, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect its business.

Embark has incurred and will continue to incur increased costs as a result of operating as a public company, and Embark’s management will devote substantial time to new compliance initiatives. As a public company, Embark is subjected to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. Embark’s management and other personnel will need to devote a substantial amount of time to these compliance initiatives and may not effectively or efficiently manage Embark’s transition into a public company. Moreover, Embark expects these rules and regulations to substantially increase Embark’s legal and financial compliance costs and to make some activities more time-consuming and costly, compared to expenses Embark incurred as a private company. These increased costs will increase Embark’s net loss. For example, Embark expects these rules and regulations to make it more difficult and more expensive for Embark to obtain director and officer liability insurance and Embark may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. Embark cannot predict or estimate the amount or timing of additional costs Embark may incur to respond to the requirements it is subject to as a public company. The impact of these requirements could also make it more difficult for Embark to attract and retain qualified persons to serve on its board of directors, its board committees or as executive officers.
Risks Related to Embark’s Intellectual Property, Information Technology and Data Privacy
Embark holds four patents and employs proprietary technology (know-how) and information that may be difficult to protect.
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
Embark currently holds four patents from the U.S. Patent and Trademark Office (“USPTO”). Therefore, Embark’s success depends, in part, on its ability to keep competitors from reverse engineering its products, methods, know-how and to maintain trade secrecy and operate without infringing on the proprietary rights of third parties. If Embark’s trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, Embark could have no right to prevent them from using that trade secret to compete with it. If any of Embark’s trade secrets were to be disclosed (whether lawfully or otherwise) to or independently developed by a competitor or other third party, it could have a material adverse effect on its business, operating results and financial condition.
Embark cannot assure you that the patents of others will not have an adverse effect on its ability to conduct its business, that any of Embark’s trade secrets and applications will be protected, that it will develop additional proprietary technology (know-how) or methods that are defensible against theft or will provide Embark with competitive advantages or will not be challenged by third parties.
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
The industry in which Embark operates is characterized by a large number of patents, some of which may be of questionable scope, validity or enforceability, and some of which may appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. In recent years, there has been significant litigation globally involving patents and other intellectual property rights. Third parties may in the future assert that Embark has directly or indirectly infringed, misappropriated or otherwise violated their intellectual property rights. Embark may in the future receive letters from third parties that identify patents owned by third parties and invite Embark to obtain licenses to such patents. In any such case Embark may decide to engage in licensing discussions. Embark may not be able to obtain a commercially reasonable license or any license may not entirely resolve the potential risks of intellectual property infringement. As Embark faces increasing competition and as a public company, the possibility of intellectual property rights claims against Embark or its technology grows. Such claims and litigation may involve one or more of Embark’s competitors focused on using their patents and other intellectual property to obtain competitive advantage, technology companies with large patent portfolios in adjacent spaces or patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore Embark’s own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against Embark. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of Embark’s technologies or business methods, and Embark cannot assure you that it is not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that Embark will not be held to have done so or be accused of doing so in the future. In addition, because patent applications can take many years until the patents issue, there may be applications now pending of which Embark is unaware, which may later result in issued patents that Embark’s products may infringe. Embark expects that in the future it may receive notices that claim Embark or its collaborators have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in its market grows.
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
Embark uses open source software in its products and services and anticipates using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software products to publicly disclose all or part of the source code to such software product or to make available any modifications or derivative works of the open source code on open source terms or at no cost. This could result in Embark’s proprietary software being made available in the source code form and/or licensed to others under open source licenses, which could allow Embark’s competitors or other third parties to Embark’s proprietary software freely without spending the development effort, and which could lead to a loss of the competitive advantage of its proprietary technologies and, as a result, sales of its products and services. The terms of many open source licenses to which Embark is subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on Embark’s ability to provide or distribute its products or services or retain ownership of its proprietary intellectual property. Additionally, Embark could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that Embark developed using such software, which could include Embark’s proprietary source code, or otherwise seeking to enforce the terms of, or alleging breach of, the applicable open source license. These claims could result in litigation and could require Embark to make its proprietary software source code freely available, purchase a costly license, or cease offering the implicated products or services unless and until Embark can re-engineer them to avoid breach of the applicable open source software licenses or potential infringement. This re-engineering process could require Embark to expend significant additional research and development resources, and Embark cannot guarantee that it will be successful.
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
In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. In addition, Embark’s operations, partners, OEMs or suppliers may, or may in the future, be located in other jurisdictions, such as the European Union, that have more stringent privacy regulations that they seek to impose upon Embark through data protection agreements, flowdown provisions or other contractual mechanisms.

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
The USDOT and various state and local agencies exercise broad powers over Embark’s business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Given the evolving nature of autonomous vehicle technology, Embark may become subject to new or more restrictive regulations relating to its technology, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the U.S. Department of Homeland Security, also may regulate Embark’s operations and technology or the shipping industry generally. Future laws and regulations may be more stringent and require changes to Embark’s operating practices, influence the demand for transportation services, or require Embark to incur significant additional costs.
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
A federal regulatory regime for vehicle automation safety does not exist, but the USDOT issued guidance in 2016 suggesting, but not requiring, that manufacturers of Automated Driving Systems voluntarily provide public documentation covering topics such as how automated systems detect objects on the road, how information is displayed to drivers, what cybersecurity measures are in place, and the methods used to test the design and validation of autonomous driving systems. In 2020, the National Highway Traffic Safety Administration (“NHTSA”) published an advanced notice of proposed rulemaking (“ANPRM”) requesting public input on a new regulatory initiative known as the Framework for Automated Driving System Safety. NHTSA has been analyzing comments on this ANPRM since 2021. Similarly, in 2019, FMCSA published an ANPRM on the Safe Integration of Automated Driving System (ADS)-Equipped Commercial Motor Vehicles (CMVs) to identify whether and how the agency should update Federal Motor Carrier Safety Regulations (“FMCSRs”) to incorporate and oversee autonomous trucks. FMCSA released a supplemental ANPRM (“SANPRM”) in February 2023, requesting public comment on additional issues related to regulation of autonomous trucking. In the future, NHTSA and FMCSA may move forward on these or other similar rulemaking processes and promulgate new rules affecting ADS development and deployment. If the obligations associated with complying with these or other new regulations prescribe specific features or engineering approaches that differ from Embark’s development plans, or impose costly, burdensome, or infeasible operational requirements or compliance procedures, this may require increased resources, divert management’s attention, and adversely affect Embark’s business.
From time to time, various federal, state, or local taxes are increased, including taxes on fuels. Embark cannot predict whether, when, or in what form, any such increase may be applied to Embark’s partners, but such an increase could adversely affect Embark’s revenues or profitability, if such taxes result in overall decrease in miles driven by Embark’s partners.
Embark is subject to substantial regulations, including regulations governing autonomous and commercial vehicles, and unfavorable changes to, or failure by Embark to comply with, these regulations, as well as industry standards more generally, could substantially harm its business and operating results.
Commercial vehicles are subject to substantial regulation under international, federal, state, and local laws. Regulations designed to govern autonomous vehicle operation, testing and/or manufacture are still developing and may change significantly. These regulations could include requirements that significantly delay or narrowly limit the commercialization of autonomous vehicles, limit the number of autonomous vehicles that Embark can host on its platform, impose restrictions on the number of vehicles in operation and the locations where they may be operated or impose significant liabilities on manufacturers or operators of autonomous vehicles or developers of autonomous vehicle technology. If regulations of this nature are implemented, Embark may not be able to commercialize its autonomous vehicle technology in the manner Embark expects, or at all. The costs of complying with such regulations could be prohibitive and prevent Embark from operating its business in the manner Embark intends, or its potential inability to comply with such regulations may expose it or its partners to the risk of substantial fines or penalties. Conversely, existing regulations may be tailored for human-operated motor vehicles and may not permit the use of fully autonomous vehicle technology for certain classes of vehicles or may otherwise restrict the use of such vehicles. For example, 49 CFR §392.22 is a federal regulation that would require a human operator to place hazard signals in specified locations away from a vehicle in the event of a breakdown.
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
Further, Embark is subject to international, federal, state, and local laws and regulations, governing pollution, protection of the environment, and occupational health and safety, including those related to the use, generation, storage, management, discharge, transportation, disposal, and release of, and human exposure to, hazardous and toxic materials. Such laws and regulations have tended to become more stringent over time.
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
The trucking industry is highly cyclical, and the business of Embark’s partners is dependent on a number of factors that may have a negative impact on Embark’s results of operations, many of which are beyond Embark’s and its partners’ control. Any conditions that negatively impact the trucking industry could ultimately impact demand for Embark’s technology. Embark believes that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets such as:
•recessionary economic cycles;
•changes in the inventory levels and practices of Embark’s partners’ customers, including shrinking product/package sizes, and in the availability of funding for their working capital;
•excess truck capacity in comparison with shipping demand;
•increases in fuel or equipment prices, which may impact Embark’s partners’ ability to invest in its technology, including costs associated with complying with state and/or federal zero-emission trucking fleet and sales regulations;
•industry compliance with new and ongoing regulatory requirements; and
•downturns in business cycles of Embark’s partners’ customers, including as a result of declines in consumer spending.

Additionally, economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times are as follows:
•trucking industry may experience low overall freight levels, which may impair demand for Embark’s technology;
•certain of Embark’s partners’ customers may face credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies and other financial hardships that could result in even lower freight demand;
•freight patterns may change as supply chains are redesigned, resulting in an imbalance between the geographies Embark’s technology is optimized to cover and its customers’ freight demand; and
•Embark’s partners’ customers may solicit bids for freight from multiple trucking companies or select competitors that do not use its technology in an attempt to lower their costs or due to concerns about AV technology.

Embark’s partners may be subject to cost increases outside its control that could materially reduce demand for its technology. Such cost increases include, but are not limited to, increases in fuel prices, driver and office employee wages, zero-emission vehicle requirements, purchased transportation costs, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and related maintenance, tires and other components and healthcare and other benefits for Embark’s employees.
In addition, events outside Embark’s control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, strikes or other work stoppages at customer, port, border or other shipping locations, armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear, and damage to Embark’s or its customers’ equipment, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could negatively impact Embark’s partners and ultimately Embark.
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
As concerns about climate change become more prevalent, U.S. federal, state and local governments and foreign governments, as well as some of Embark’s customers, have made efforts to respond to these issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect Embark’s partners and ultimately Embark as additional costs may be required to make changes to comply with any new regulations or customer requirements. New laws or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used by semi-trucks, could adversely affect the competitiveness of truck freight relative to other freight transport options. Any increases to the cost structure of Embark’s carrier partners could have a negative impact on the adoption of its technology and ultimately its revenues. More specifically, legislative or regulatory actions relating to climate change could adversely impact Embark by increasing its partners fuel costs and by demanding increased fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair Embark’s partners’ operating efficiency and productivity and result in higher operating costs. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on Embark’s business, financial condition and results of operations. In addition, Embark may become subject to such climate change regulations itself to the extent market forces require Embark to serve as a shipper using its R&D fleet.
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
Risks Related to the Committed Equity Financing

It is not possible to predict the actual number of shares of Class A common stock, if any, Embark will sell under the Purchase Agreement to Cantor, or the actual gross proceeds resulting from those sales.
On May 31, 2022, Embark entered into a common stock purchase agreement (the “Purchase Agreement”) with CF Principal Investments LLC (“Cantor”), pursuant to which Cantor committed to purchase up to 30,000,000 shares (which is 1,500,000 shares after giving effect to the Reverse Stock Split (as defined below)), of Embark’s Class A common stock (the “Total Commitment”), subject to certain limitations and conditions set forth in the Purchase Agreement. The Class A common stock that may be issued under the Purchase Agreement may be sold by Embark to Cantor at Embark’s discretion from time to time until the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the effectiveness of the Registration Statement on Form S-1, filed with the SEC on June 1, 2022, (ii) the date on which Cantor has purchased the Total Commitment pursuant to the Purchase Agreement, (iii) the date on which Embark’s Class A common stock fails to be listed or quoted on Nasdaq or any alternative market, and (iv) the date on which, pursuant to or within the meaning of any bankruptcy law, Embark commences a voluntary case or any Person commences a proceeding against Embark, a custodian is appointed for us or for all or substantially all of Embark’s property, or Embark makes a general assignment for the benefit of its creditors.
Embark generally has the right to control the timing and amount of any sales of its Class A common stock to Cantor under the Purchase Agreement. Sales of Embark’s Class A common stock, if any, to Cantor under the Purchase Agreement will depend upon market conditions and other factors to be determined by Embark. Embark may ultimately decide to sell to Cantor all, some or none of the Class A common stock that may be available for Embark to sell to Cantor pursuant to the Purchase Agreement.
Because the purchase price per share of Class A common stock to be paid by Cantor for the Class A common stock that Embark may elect to sell to Cantor under the Purchase Agreement, if any, will fluctuate based on the market prices of Embark’s Class A common stock at the time it elects to sell shares to Cantor pursuant to the Purchase Agreement, if any, it is not possible for Embark to predict, as of the date of the prospectus and prior to any such sales, the number of shares of Class A common stock that Embark will sell to Cantor under the Purchase Agreement, the purchase price per share that Cantor will pay for shares of Class A common stock purchased from Embark under the Purchase Agreement, or the aggregate gross proceeds that Embark will receive from those purchases by Cantor under the Purchase Agreement.
The Purchase Agreement provides that Embark may, in its discretion, from time to time after the date of this prospectus and during the term of the Purchase Agreement, direct Cantor to purchase shares of Embark’s Class A common stock from Embark in one or more purchases under the Purchase Agreement, as the purchase price per share of Embark’s Class A common stock will depend on the market price, which may fluctuate significantly. Assuming a price per share of Class A common stock of $2.50, the closing price of Embark’s common stock on March 17, 2023, Embark may receive up to $3.64 million in aggregate gross proceeds from the Shareholder under the Purchase Agreement in connection with sales of its Class A common stock to the Stockholder pursuant to the Purchase Agreement after the date of the prospectus. However, the actual proceeds may be less than this amount depending on the number of shares of Embark’s Class A common stock sold and the price at which the shares of Class A common stock are sold.
The number of Class A common stock ultimately offered for sale by Cantor is dependent upon the number of shares of Class A common stock, if any, Embark ultimately elects to sell to Cantor under the Purchase Agreement. However, even if Embark elects to sell Class A common stock to Cantor pursuant to the Purchase Agreement, Cantor may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices.
Investors who buy Class A common stock from the Shareholder at different times will likely pay different prices.
Pursuant to the Purchase Agreement, Embark will have discretion to vary the timing, price and number of shares sold to Cantor. If and when Embark elects to sell Class A common stock to Cantor pursuant to the Purchase Agreement, after Cantor has acquired such Class A common stock, Cantor may resell all, some or none of such shares at any time or from time to time in its sole discretion and at different prices. As a result, investors who purchase shares from Cantor in this offering at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Cantor in this offering as a result of future sales made by Embark to Cantor at prices lower than the prices such investors paid for their shares in the offering. In addition, if Embark sells a substantial number of shares to Cantor under the Purchase Agreement, or if investors expect that Embark will do so, the actual sales of shares or the mere existence of Embark’s arrangement with Cantor may make it more difficult for Embark to sell equity or equity-related securities in the future at a time and at a price that Embark might otherwise wish to effect such sales.

Embark may use proceeds from sales of its Class A common stock made pursuant to the Purchase Agreement in ways with which you may not agree or in ways which may not yield a significant return.
Embark will have broad discretion over the use of proceeds from sales of its Class A common stock made pursuant to the Purchase Agreement, including for any of the purposes described in the section entitled “Use of Proceeds” in the Registration Statement on Form S-1 filed with the SEC on June 1, 2023, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. However, Embark has not determined the specific allocation of any net proceeds among these potential uses, and the ultimate use of the net proceeds may vary from the currently intended uses. The net proceeds may be used for corporate purposes that do not increase Embark’s operating results or enhance the value of its Class A common stock.
Additional Risks Related to Ownership of Embark’s Common Stock
The price of Embark’s Class A common stock and warrants may be volatile.
The price of Embark’s Class A common stock, as well as Embark’s warrants, may fluctuate due to a variety of factors, including:
•announcements regarding any strategic alternatives that Embark selects for execution;
•changes in the industries and markets in which Embark and its customers operate;
•changes in Embark’s business operations that result in operating in new industries, markets or jurisdictions;
•developments involving Embark’s competitors;
•changes in laws and regulations affecting Embark’s business;
•variations in Embark’s operating performance and the performance of its competitors in general;
•actual or anticipated fluctuations in Embark’s quarterly or annual operating results;
•publication of research reports by securities analysts about Embark or its competitors or its industry;
•the public’s reaction to Embark’s press releases, its other public announcements and its filings with the SEC;
•actions by stockholders, including the sale by the PIPE Investors of any of their shares of Embark’s common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving Embark’s;
•changes in Embark’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of Embark’s common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID‑19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of Embark’s common stock and warrants regardless of its operating performance.
Embark does not intend to pay cash dividends for the foreseeable future.
Embark currently intends to retain its future earnings, if any, to finance the further development and expansion of its business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the board of directors and will depend on a number of factors that the board of directors deems relevant.
If analysts do not publish research about Embark’s business or if they publish inaccurate or unfavorable research, Embark’s stock price and trading volume could decline.

The trading market for Embark’s Class A common stock depends in part on the research and reports that analysts publish about its business. Embark does not have any control over these analysts or reports. If one or more of the analysts who cover Embark downgrade its common stock or publish inaccurate or unfavorable research about its business, the price of its common stock would likely decline. If few analysts cover Embark, demand for Embark’s Class A common stock could decrease and its common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering Embark in the future or fail to publish reports on it regularly.
Embark may be subject to securities litigation, which is expensive and could divert management attention.
The market price of Embark’s Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Embark may be the target of this type of litigation in the future. Securities litigation against Embark could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.
Future resales of common stock may cause the market price of securities to drop significantly even if Embark’s business is doing well.
In connection with the Business Combination, certain of the shares of the Company were subject to lock-ups of between 180 days and one year. As these lock-ups have now expired, the parties subject to such lock-up are not restricted from selling shares of Embark’s Class A or Class B common stock held by them, other than by applicable securities laws. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. As such, sales of a substantial number of shares of Embark’s Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could have the effect of increasing the volatility in Embark’s share price or could reduce the market price of its common stock.
In addition, as of December 31, 2022 and December 31, 2021 there were warrants to purchase 1,157,663 shares of Embark’s Class A common stock at an exercise price of $11.50 per share, which became exercisable on December 10, 2021. To the extent such warrants are exercised, additional shares of Embark’s Class A common stock will be issued, which will result in dilution to the holders of its Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Embark’s Class A common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Embark has various operating leases for office space and transfer hubs, which are summarized as of December 31, 2022 in the table below. Embark believes the facilities are adequate for its current needs.

Location	Purpose	Approximate Square feet	Principal Lease Expiration Dates
Oakland, California	Transfer Point	15,000	2023
San Bernardino, California	Transfer Point	22,261	2023
Jacksonville Florida	Transfer Point	21,780	2023
Mableton, Georgia	Transfer Point	21,780	2023
Hutchins, Texas	Transfer Point	10834	2023
Seguin, Texas	Transfer Point	10,834	2027
Buckeye, Arizona	Transfer Point	43,560	2023
Katy, Texas	Office Space	98,700	2027
El Paso, Texas	Transfer Point	10,834	2025

Fontana, California	Operations Center	38,200	2024
San Francisco, California (Townsend St.)	Office Space - Headquarters	14,666	2024
San Francisco, California (Alabama St.)	Office Space - Headquarters	29,172	2029
Item 3. Legal Proceedings
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
On April 1, 2022, Tyler Hardy filed the Hardy Action, a putative securities class action lawsuit against Embark, certain of Embark’s executive officers, and former executive officers of Northern Genesis Acquisition Corp., Hardy brought the action purportedly on behalf of a class consisting of those who purchased or otherwise acquired Embark common stock between January 12, 2021 and January 5, 2022. The complaint alleges that defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 7, 2022, the Court appointed Tyler Hardy as lead plaintiff in the case, and his counsel at Pomerantz LLP as lead counsel.
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
On September 23, 2022, Josh Luberisse filed a purported derivative action against current and former directors and against Embark as a nominal defendant (the “Luberisse Action”). The complaint alleges violations of Section 14(a) of the Securities Exchange Act and for alleged common law claims including breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and for contribution under Section 11(f) of the Securities Act of 1933 and Section 21D of the Securities Exchange Act of 1934 arising from allegedly wrongful conduct including the wrongful conduct alleged in the original and amended complaint in the Hardy Action. On November 30, 2022, Robert Manning II filed a second derivative action and on December 13, 2022, Sergio Tron filed a derivative action, both derivative actions being brought against current and former directors and against Embark as a nominal defendant and alleging similar facts and claims as the Luberisse Action (collectively, the “Derivative Actions”). In addition to fees and costs, the Derivative Actions seek damages and restitution to Embark from the named individual defendants as well as certain injunctive relief. Embark cannot determine the probability of loss or estimate damages at this stage of the proceeding.

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
Holders
As of February 28, 2023, there were 70 holders of record of Embark’s Class A common stock, 28 holders of record of its warrants and 2 holders of record of its Class B common stock.
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
Recent Sales of Unregistered Securities
The information required has been previously disclosed in Embark’s Current Report on Form 8-K filed with the SEC on June 1, 2022.
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
Northern Genesis incurred $23.2 million in transaction costs, including $8.3 million of underwriting fees, $14.4 million of deferred underwriting fees and $0.4 million of other costs. Following the initial public offering, the exercise of the over-allotment option in full and the sale of the private placement warrants, a total of $414.0 million was placed in a trust account. After deducting payments to existing shareholders of $299.9 million in connection with their exercise of redemption rights, the payment of the $14.4 million of deferred underwriting fees and a total of $14.6 million in expenses in connection with the Business Combination paid from the trust account, the remainder of the trust account was transferred to Embark’s consolidated balance sheet to fund our operations and continued growth.
Purchases of Equity Securities by Issuer and Affiliates
No purchases of Embark’s equity securities have been made by Embark or affiliated purchasers during the years ended December 31, 2022 and December 31, 2021.
Item 6. [Reserved]
Item 7. Embark's Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Embark’s financial condition and results of operations should be read in conjunction with Embark’s consolidated financial statements and related notes and other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Embark’s actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Additionally, Embark’s historical results are not necessarily indicative of the results that may be expected in any future period.
Overview
Headquartered in San Francisco, California, Embark’s history as the industry’s longest running autonomous truck driving program in the U.S. is replete with technological firsts that include, but are not limited to:
•First coast-to-coast autonomous truck drive;
•First to reach 100,000 autonomous miles driven on public roads;
•First operational transfer point network for self-driving trucks;
•First autonomous trucking company to adopt an OEM-agnostic approach;
•First autonomous vehicle trucking software to handle work zone lane closures;
•First autonomous vehicle trucking software to self-park;
•First to complete on-road autonomous testing in winter conditions;
•First to complete a public demonstration of an autonomous truck being pulled over by law enforcement and participating in a routine traffic stop on a public highway; and
•First autonomous developer to handover trucks to a carrier, through the TTP, for operation within the carrier’s fleet with the carrier’s drivers.
Embark currently targets and evaluates all sub-segments of the growing truck freight market, which is segmented by, criteria such as type of goods transported, geographies covered and trailer type. Embark will continue to evaluate a variety of different segments within the truck freight industry.
On March 1, 2023, the Board of Directors of the Company (the “Board”) approved a process to explore, review and evaluate a range of potential strategic alternatives, including, without limitation, exploring alternative uses of the Company’s assets to commercialize its technology, additional sources of financing, as well as potential dissolution or winding up of the Company and liquidation of its assets. To the extent Embark is unable to execute or identify strategic alternatives, its liquidity will be negatively impacted and may not be sufficient to fund its operations. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions, on March 3, 2023, the Company announced a restructuring plan after an extensive review of its organization and programs and in response to current ongoing market headwinds. In connection with this restructuring plan, the Company will reduce its workforce by approximately 230 employees, which represents 70% of its headcount. No assurance can be given that the Company’s exploration of strategic alternatives will result in any change in strategy. To the extent Embark is unable to execute or identify strategic alternatives, the Board may explore potential alternatives including, without limitation, the potential dissolution or winding up of the Company and liquidation of its assets. As a result, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
Recent Developments Affecting Comparability
COVID-19 Impact
In March 2020, the World Health Organization declared COVID-19 a global pandemic. In the U.S. as part of government-imposed restrictions, Embark was forced to temporarily pause fleet testing and operations in 2020. Embark also implemented a work-from-home policy for most of its non-operations team. Since then, Embark has resumed its fleet testing and operations and has increased headcount to address its R&D requirements.
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

Conflict in Ukraine
Although Embark does not have direct business exposure in Russia, Belarus and Ukraine, the Russian military actions and the resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, partners, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial.
Key Factors Affecting Embark’s Operating Performance
Embark’s financial condition, results of operations, and future success depend on several factors that present significant opportunities for Embark but also pose risks and challenges, including those set forth in the section entitled “Risk Factors” in this Annual Report on Form 10-K, and as set forth below:
Embark’s Ability to Achieve Key Technical Milestones and Deliver a Commercial Product
Embark’s growth will depend on the introduction of Embark Driver and Embark Guardian products which will drive demand from potential customers. Embark has developed a platform agnostic interface, Embark Universal Interface, which will serve as the foundation to utilize Embark Driver and Guardian products in trucks manufactured by a broad range of OEMs. Embark’s ability to introduce its products will be driven by a variety of factors including strategic use of the testing capacity of Embark’s R&D fleet capacity, the number of autonomous miles driven (measured as the number of miles driven by Embark’s R&D fleet as well as partner fleet autonomous miles), simulated miles and encounters, and the ability to effectively collect and act upon information gathered from the operation of Embark’s R&D fleet to develop a safe and sustainable solution. Embark develops most key technologies in-house to achieve a rapid pace of innovation and tests it extensively through R&D fleet operations. To date, Embark has not generated any revenue and until its products reach commercialization, autonomous miles driven will be comprised of autonomous miles driven by its R&D fleet and the fleet of its partners. Embark believes that data taken from autonomous miles driven during testing will continually feed improvements to the platform, allowing it to innovate and introduce new products to the market and increase adoption of its products in the future.
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
Embark’s Ability to Expand its Partner Network
An aspect of Embark’s business growth strategy is seeking to drive the adoption of its technical products by deploying them in Embark’s partners’ operations in a collaborative process. This is achieved by working closely with carrier management teams to prepare them to deploy and scale autonomous trucks. In April 2021, Embark formally announced the Embark PDP, which serves as the basis of its partnership network. The PDP is comprised of carriers and shippers from across the freight ecosystem working with Embark to refine and scale Embark’s offerings. In December 2022, Embark and Knight-Swift announced that Embark initiated handover of the first Embark-powered truck as part of the TTP. The TTP marks the first public initiative in which a carrier will directly own and operate a truck with select features of Embark’s automated driving software, allowing Embark to gain valuable insight from having its system components operating in a carrier customer’s duty cycle. Embark will continue to look for partnership opportunities across all sub-segments of the truck-freight market.
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

Key Components of Embark’s Results of Operations
The following discussion describes certain line items in Embark’s consolidated statements of operations.
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
Non-Operating Expenses and Other Items
Other Income (expense), net
Other income (expense) consists of income generated from transporting freight on behalf of counterparties using Embark’s own research and development truck fleet equipped with its self-driving systems through various Transportation Service Agreements (“TSAs”), sublease income, the change in fair value of derivative liabilities and the change in fair value of Public, Private, Working Capital and Forward Purchase Agreement (“FPA”) Warrants. The primary purpose of TSAs is to support Embark’s research and development and proof of concept efforts. Accordingly, income generated from such TSA arrangements is not expected to be the primary revenue generating activity of Embark. Change in fair value of derivative liabilities represents the increase or decrease in the fair value of the embedded conversion and redemption features, which are presented as a derivative liability, related to the convertible note payable, which was converted to Embark Class A common stock upon consummation of the Business Combination. Change in fair value of warrants represents the increase or decrease in the estimated fair value of such warrant. For each reporting period, Embark will determine the fair value of the derivative liability and warrants, and record a corresponding non-cash benefit or non-cash charge, due to a decrease or increase, respectively, in the calculated derivative liability or warrants.
Interest Income
Interest income consists of interest earned on Embark’s cash and cash equivalents. Embark invests in highly liquid securities such as money market funds, as well as treasury bills.
Interest Expense
Interest expense in 2021 primarily consists of non-cash interest incurred on Embark’s convertible note. The interest expense is related to the accretion of the debt discount offered upon the issuance of the convertible note. Interest expense in 2022 primarily consists of interest on Embark’s truck financing arrangements.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth Embark’s results of operations data for the periods presented (in thousands):
Comparisons for the years ended December 31, 2022 and 2021:
The following table sets forth Embark’s statement of operations for the years ended December 31, 2022 and 2021 and the dollar and percentage change between the two periods:

	Years Ended December 31,		$	%
	2022	2021	Change	Change
	(in thousands)		(in thousands)
Operating expenses:
Research and development	$79,214	$55,276	$23,938	43%
General and administrative	74,449	48,387	26,062	54%
Total operating expenses	153,663	103,663	50,000	48%
Loss from operations	(153,663)	(103,663)	(50,000)	48%
Other income (expense):	50,500	(20,550)	71,050	(346)%
Change in fair value of derivative liability	—	(4,323)	4,323	(100)%
Change in fair value of warrant liability	48,957	(8,206)	57,163	(697)%
Other Income (expense), net	(318)	44	(362)	(823)%
Interest income	2,221	98	2,123	2166%
Interest expense	(360)	(8,163)	7,803	(96)%
Loss before provision for income taxes	(103,163)	(124,213)	21,050	(17)%
Provision for income taxes	—	—	—	N.M.
Net loss	$(103,163)	$(124,213)	$21,050	(17)%
_____________________
N.M. — Percentage change not meaningful

Research and Development Expenses
Research and development expenses increased by $23.9 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to a $17.6 million increase in headcount expense, including stock-based compensation, salaries and employee benefits, related to the continued expansion of Embark’s R&D team, a $1.3 million increase in prototype truck hardware expenses, a $2.0 million increase in R&D expenses, a $1.5 million increase in technical infrastructure costs, and a $0.8 million increase in property, plant and equipment acquisition expenses.
General and Administrative Expenses
General and administrative expenses increased by $26.1 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to a $18.6 million increase in headcount expense, including stock-based compensation, salaries and employee benefits, related to growth in the business, a $1.3 million increase in occupancy costs related to the expansion of Embark’s lease portfolio, a $0.7 million increase in fleet operation expenses, a $1.4 million increase in insurance expenses and a $2.7 million increase in administrative expenses due to the growth of the business.
Other Income (Expense)
Other income (expense) decreased $71.1 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease was primarily due to the decrease in the estimated fair value of Public, Private, Working Capital and FPA Warrants of $57.2 million, the conversion of Embark’s derivative liability into Class A common stock upon the consummation of the Business Combination of $4.3 million, a $2.1 million increase in interest income, and a $7.8 million decrease in interest expense.
Liquidity and Capital Resources and Ability of the Company to Continue as a Going Concern
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company has incurred losses from operations since inception and, as a result, as of December 31, 2022 and 2021 had an accumulated deficit of $286.1 million and $182.9 million, respectively. Net cash used in operating activities was $97.4 million and $64.9 million for the years ended December 31, 2022 and 2021, respectively. As Embark has not earned any revenue to date, it has financed its operations primarily through the sale of shares of common stock and preferred stock to fund operations, invest in R&D and repay borrowings. Embark has explored and exhausted avenues following an extended evaluation by Embark of alternative markets in which to commercialize its technology, and with the lack of success in bringing Embark’s product to those markets, it will not generate revenues in the near future, and may not be able to raise additional financing on terms that are favorable, or at all. As such, Embark believes that its operating losses and negative operating cash flows will continue into the foreseeable future requiring Embark to explore strategic alternatives. These conditions and events raise substantial doubt about Embark’s ability to continue as a going concern.
In response to these conditions, as part of management’s plans, on March 1, 2023, the Board approved a process to explore, review and evaluate a range of potential strategic alternatives, including, without limitation, exploring alternative uses of Embark’s assets to commercialize its technology, additional sources of financing, as well as potential dissolution or winding up of Embark and liquidation of its assets. In addition, on March 3, 2023, Embark announced a workforce restructuring plan. Management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about Embark’s ability to continue as a going concern.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The following table shows Embark’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Years Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$(97,408)	$(64,909)
Net cash provided by (used in) investing activities	$(10,015)	$49,533
Net cash provided by financing activities	$902	$268,936
Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $97.4 million, an increase of $32.5 million from the $64.9 million used in operating activities for the year ended December 31, 2021. The increase was primarily due to $63.1 million of non-cash adjustments to net loss, comprised of changes in the fair value of the warrant liabilities of $57.2 million, amortization of debt discount of $8.2 million, change in the fair value of the derivative liability of $4.3 million, accretion on investment discounts of $0.3 million and a loss on the sale of trucks of $0.1 million, offset by increases in depreciation and amortization of $4.0 million, increases in stock-based compensation of $2.3 million and $0.7 million in common stock issued for services. The increase was offset further by a $9.6 million net cash increase by changes in Embark’s operating assets and liabilities, which were primarily attributable to accounts payable, accrued expenses and other current liabilities and a $21.1 million decrease in net loss.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $10.0 million, an decrease of $59.5 million from the $49.5 million net cash provided by investing activities for the year ended December 31, 2021. The decrease was primarily due to a $53.2 million decrease in proceeds received from maturities of investments, an increase in purchase of property, equipment, and software of $7.1 million, and a decrease of $0.1 million in refunds received for deposits for trucks. The decrease was offset by $0.4 million in proceeds received from the sale of fixed assets and a $0.4 million decrease in deposits paid for trucks.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $0.9 million, a decrease of $268.0 million from the $268.9 million for the year ended December 31, 2021. The decrease was primarily due to a $314.1 million decrease in proceeds received from the business combination, a $25.0 million decrease in cash proceeds received from the convertible note, and a $0.3 million increase in payments towards notes payable. The decrease was offset by a $70.2 million decrease in transaction costs associated with the business combination and an increase of $1.2 million in proceeds received from the exercise of stock options.
Financing Arrangements
Notes Payable for Equipment Purchases
Since inception Embark has entered into multiple financing agreements to finance the purchase trucks that Embark utilizes for R&D (collectively, the "Notes Payable"). The Notes Payable is comprised of multiple loans between $0.1 million and $0.5 million that incur interest at rates between 6.01% and 8.39% per annum, with terms of 60 months. Embark makes equal monthly installment payments over the terms of the Notes Payable, which are allocated between interest and the principal balance.
Off-Balance Sheet Arrangements
Embark did not have any off-balance sheet arrangements as of December 31, 2022.
Critical Accounting Policies and Significant Management Estimates

Embark prepares its consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires Embark to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Embark bases Embark’s estimates on historical experience and on various other assumptions that Embark believes to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by Embark’s management. To the extent that there are differences between Embark’s estimates and actual results, Embark’s future financial statement presentation, financial condition, results of operations and cash flows will be affected. Embark believes that the accounting policies discussed below are critical to understanding Embark’s historical and future performance, as these policies relate to the more significant areas involving Embark management’s judgments and estimates. Critical accounting policies and estimates are those that Embark considers the most important to the portrayal of Embark’s financial condition and results of operations because they require Embark’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.
Embark believes that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, Embark believes these are the most critical to aid in fully understanding and evaluating Embark’s financial condition and results of operations. For further information, see Note 2 to Embark’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:
•Fair value of common stock: Because Embark’s common stock was not publicly traded prior to the closing of the Business Combination, Embark estimated the fair value of Embark’s common stock in 2021. Embark’s board of directors considers numerous objective and subjective factors to determine the fair value of Embark’s common stock as discussed in “— Common Stock Valuations” below.
•Expected Term: The expected term represents the period that Embark’s stock-based awards are expected to be outstanding and was calculated as the average of the option vesting and contractual terms, based on the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.
•Expected Volatility: Because Embark does not have a trading history of its common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within Embark’s industry that Embark considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.
•Risk-Free Interest Rate: The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues, with the remaining term equivalent to the expected term.
•Expected Dividend: Embark has not issued any dividends in its history and does not expect to issue dividends over the life of the options and, therefore, has estimated the dividend yield to be zero.
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

Performance Stock Units
We grant performance-based RSUs (“PSUs”) that vest upon satisfaction of certain market and performance-based conditions. The PSUs market conditions are based on Embark achieving six different valuation tranches, as derived from Embark’s stock price, that can be achieved over ten years in relation to the pre-money valuation prior to the Business Combination. The vesting of the PSUs performance condition can be achieved on the occurrence of a defined liquidity event. For PSU awards, Embark uses the graded vesting to allocate compensation expense, as the PSU awards are associated with market conditions, over the holder’s derived service period, and estimates the fair value of the PSU awards using the Monte Carlo simulation. Embark accounts for the effect of forfeitures as they occur.
Common Stock Valuations
Prior to the closing of the Business Combination, given the absence of a public trading market for Embark’s common stock and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation, Embark’s board of directors determined the best estimate of fair value of Embark’s common stock, exercising reasonable judgment and considering numerous objective and subjective factors. These factors include:
•contemporaneous third-party valuations of Embark’s common stock;
•the prices at which Embark or other holders sold Embark’s common stock to outside investors in arms-length transactions;
•Embark’s financial condition, results of operations, and capital resources;
•the industry outlook;
•the fact that option awards involve rights in illiquid securities in a private company;
•the valuation of comparable companies;
•the lack of marketability of Embark’s common stock;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of Embark given prevailing market conditions;
•the history and nature of Embark’s business, industry trends, and competitive environment; and
•general economic outlook including economic growth, inflation, unemployment, interest rate environment and global economic trends.
Embark’s board of directors determined the fair value of Embark’s common stock by first determining enterprise value of Embark’s business, and then using that to derive a per share value of Embark’s common stock.
The enterprise value of Embark’s business was estimated by considering several factors, including estimates using the cost approach, market approach, and the income approach. The cost approach estimates the fair market value of an organization by utilizing the consolidated balance sheet to take the total fair market value of assets minus the fair market value of liabilities. The market approach was estimated based on the projected value of comparable public companies in a similar line of business that are publicly traded. The income approach estimates the enterprise value of the business based on the cash flows that it expects to generate over its remaining life. These future cash flows are discounted to their present values using a rate of return appropriate for the risk of achieving the business’ projected cash flows. The present value of the estimated cash flows is then added to the present value equivalent of the residual value of the business at the end of the projected period to calculate the business enterprise value. In addition to the three approaches described above, Embark factors in recent arms-length transactions such as the closest round of equity financing preceding the date of valuation.
After determining Embark’s enterprise value, an allocation of enterprise value is made to Embark’s various classes of equity to determine the value of common stock. In allocating the enterprise value of Embark’s business to common stock through October 2020, Embark used the option pricing method (“OPM”), whereas after October 2020, Embark used a combination of OPM and probability weighted expected return method (“PWERM”). PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high level of confidence with a probability distribution. Discrete future outcomes considered under PWERM include an acquisition by a Special Purpose Acquisition Company of Embark’s common stock, as well as other market-based outcomes. Determining the fair value of the enterprise using PWERM requires Embark to develop assumptions and estimates for both the probability of a liquidity event and stay private outcomes, as well as the values Embark expects those outcomes could yield.
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
Warrants
The PDP warrants were classified as equity on Embark’s consolidated balance sheet as the underlying shares of common stock are not considered to be mandatorily redeemable, do not include an obligation of Embark to repurchase its equity shares or to issue a variable number of equity shares. The warrants are measured at fair value on the issuance date. The fair value of the underlying common stock was measured using a Black-Scholes (“BSM”) option-pricing model. The following assumptions and inputs were utilized within the BSM option-pricing model: exercise price, fair value of the underlying common stock, risk-free interest rate, expected term, expected dividend yield and expected volatility, which are all determined in the same manner with Embark’s stock options as detailed in the above “Stock-Based Compensation Expense” section. Pursuant to the original terms of the warrant agreement, upon the completion of the Merger, all outstanding Partner Development Program warrants were extinguished and exercised in exchange for restricted common stock. The common stock is subject to the same vesting conditions existing under the warrant agreement such that unvested common stock is subject to forfeiture if the holder terminates its services to Embark prior to vesting.
The Public, Private, FPA and Working Capital warrants are recognized as liabilities on Embark’s consolidated balance sheets. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the Public, Private, FPA and Working Capital warrants have been measured at fair value based on observable listed prices for such public warrants. The fair value of the Public and FPA warrants as of December 31, 2022 and December 31, 2021 are based on observable listed prices for such public warrants. The fair value of the Private and Working Capital warrants as of December 31, 2022 and December 31, 2021 are determined using the Black-Scholes option valuation model.
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
New Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
JOBS Act Accounting Election
Embark is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Embark intends to elect to adopt new or revised accounting standards under private company adoption timelines. Accordingly, the timing of Embark’s adoption of new or revised accounting standards will not be the same as other public companies that are not emerging growth companies or that have opted out of using such extended transition period. See Note 1 to the consolidated financial statements for further discussion.

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
Interest Rate Risk
Embark is exposed to interest rate risk on Embark’s investment portfolio. Investments that potentially subject Embark to interest rate risk consist principally of cash and investments in debt securities. As of December 31, 2022, and December 31, 2021 Embark has cash and cash equivalents of $157.6 million, and $264.6 million, respectively, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of Embark’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of Embark’s cash, cash equivalents, and investments.
Inflation Risk
Embark is exposed to impact of wage inflation, and experienced wage inflation during 2022. Although wages increased during 2022, we do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to more significant inflationary pressures, we will not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, results of operations, and financial condition.

Item 8. Consolidated Financial statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Embark Technology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Embark Technology, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, preferred stock and stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and negative cash flows from operations since inception, and the Company has initiated a process to evaluate a range of potential strategic alternatives regarding commercialization of its technology, sources of financing, as well as potential dissolution or winding up of the Company and liquidation of its assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

San Jose, California
March 28, 2023

We have served as the Company’s auditor since 2021.

Embark Technology, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$157,622	$264,615
Restricted cash, short-term	65	130
Prepaid expenses and other current assets	7,886	12,746
Total current assets	165,573	277,491
Restricted cash, long-term	812	275
Property, equipment and software, net	20,608	9,637
Operating lease right-of-use assets	21,958	—
Other assets	5,779	3,596
Total assets	$214,730	$290,999
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,036	$2,497
Accrued expenses and other current liabilities	3,885	3,142
Current portion of operating lease liabilities	3,250	—
Current portion of notes payable	493	358
Total current liabilities	8,664	5,997
Long-term notes payable	1,297	722
Warrant liabilities	463	49,419
Non-current portion of operating lease liabilities	19,222	—
Other long-term liability	110	50
Long-term deferred rent	—	177
Total liabilities	$29,756	$56,365
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.00010 par value; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 4,000,000,000 shares authorized, 19,050,207 shares issued as of December 31, 2022; 4,000,000,000 shares authorized, 18,141,649 shares issued as of December 31, 2021	2	2
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 4,353,948 shares issued as of December 31, 2022 and December 31, 2021	— *	— *
Additional paid-in capital	471,038	417,535
Accumulated other comprehensive income	—	—
Accumulated deficit	(286,066)	(182,903)
Total stockholders’ equity	184,974	234,634
Total liabilities and stockholders’ equity	$214,730	$290,999
    _________________
*Insignificant amounts are rounded to zero (“— ”) for disclosure
The accompanying notes are an integral part of these consolidated financial statements

Embark Technology, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$79,214	$55,276
General and administrative	74,449	48,387
Total operating expenses	153,663	103,663
Loss from operations	(153,663)	(103,663)
Other income (expense):
Change in fair value of derivative liability	—	(4,323)
Change in fair value of warrant liability	48,957	(8,206)
Other income (expense), net	(318)	44
Interest income	2,221	98
Interest expense	(360)	(8,163)
Loss before provision for income taxes	(103,163)	(124,213)
Provision for income taxes	—	—
Net loss	$(103,163)	$(124,213)
Net loss attributable to common stockholders, basic and diluted	$(103,163)	$(124,213)
Net loss per share attributable to common stockholders:
Basic and diluted, Class A and Class B	(4.49)	(13.40)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	23,000,744	9,266,224
The accompanying notes are an integral part of these consolidated financial statements

Embark Technology, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(103,163)	$(124,213)
Other comprehensive loss (net of tax):
Unrealized gains (losses) on short-term investments	—	(45)
Comprehensive loss	$(103,163)	$(124,258)
The accompanying notes are an integral part of these consolidated financial statements

Embark Technology, Inc.
Consolidated Statements of Preferred Stock and Stockholders’ Equity
(in thousands, except number of shares)

	Preferred Stock - Series A, B, C		Founders Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount(1)	Shares	Amount(1)	Shares	Amount(1)	Shares	Amount(1)	Shares	Amount(1)
Balance at December 31, 2021	—	$—	—	$—	—	$—	18,141,649	$2	4,353,948	$—	23,153,266	$417,535	$(182,903)	$—	$234,634
Shares issued upon exercise of stock options(1)	—	—	—	—	—	—	482,499	—	—	—	—	1,378	—	—	1,378
Shares issued upon vesting of common stock units	—	—	—	—	—	—	22,500	—	—	—	—	666	—	—	666
Shares issued upon vesting of restricted stock units	—	—	—	—	—	—	370,255	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	44	—	—	44
Stock – based compensation	—	—	—	—	—	—	—	—	—	—	—	51,415	—	—	51,415
Issuance of Common Stock for services - warrants	—	—	—	—	—	—	33,304	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(103,163)	—	(103,163)
Balance at December 31, 2022	—	$—	—	$—	—	$—	19,050,207	$2	4,353,948	$—	23,153,266	$471,038	$(286,066)	$—	$184,974
++
_________________
(1)Insignificant amounts are rounded to zero (“— ”) for disclosure

The accompanying notes are an integral part of these consolidated financial statements

Embark Technology, Inc.
Consolidated Statements of Preferred Stock and Stockholders’ Equity
(in thousands, except number of shares)

	Preferred Stock - Series A, B, C		Founders Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Warrants	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount(1)	Shares	Amount(1)	Shares	Amount(1)	Shares	Amount(1)	Shares	Amount(1)
Balance at December 31, 2020	13,029,115	$1	24,245	$—	7,060,822	$—	—	$—	—	$—	—	$129,449	$(58,690)	$45	$70,805
Shares issued upon exercise of stock options(1)	—	—	—	—	87,938	—	—	—	—	—	—	189	—	—	189
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	—	66	—	—	66
Stock – based compensation	—	—	—	—	—	—	—	—	—	—	—	47,767	—	—	47,767
Issuance of Common Stock for services	—	—	—	—	—	—	32,129	—	—	—	—	819	—	—	819
Issuance of Common Stock - Convertible Notes	—	—	—	—	—	—	188,748	—	—	—	—	37,445	—	—	37,445
Merger Recapitalization - Class A (Embark Trucks Inc.)	(13,029,115)	(1)	(24,245)	—	(2,794,821)	—	15,848,181	2	—	—	—	30	—	—	31
Merger Recapitalization - Class B (Embark Trucks Inc.)	—	—	—	—	(4,353,939)	—	—	—	4,353,948	—	—	9	—	—	9
Issuance costs for Embark Trucks Inc.	—	—	—	—	—	—	—	—	—	—	—	(41,082)	—	—	(41,082)
Issuance of common stock - PIPE financing	—	—	—	—	—	—	800,000	—	—	—	—	160,000	—	—	160,000
Issuance of common stock - FPA	—	—	—	—	—	—	200,000	—	—	—	—	40,000	—	—	40,000
Issuance of common stock - NGA public stock holders	—	—	—	—	—	—	570,686	—	—	—	—	1	—	—	1
Issuance of common stock - NGA sponsors, net of issuance costs of $29,107	—	—	—	—	—	—	501,905	—	—	—	—	85,038	—	—	85,038
Issuance of warrants - PIPE financing/private	—	—	—	—	—	—	—	—	—	—	6,686,667	(11,902)	—	—	(11,902)
Issuance of warrants - FPA warrants	—	—	—	—	—	—	—	—	—	—	666,663	(1,187)	—	—	(1,187)
Issuance of warrants to NGA warrant holders	—	—	—	—	—	—	—	—	—	—	13,799,936	(24,564)	—	—	(24,564)
Issuance of warrants to NGA working capital loan	—	—	—	—	—	—	—	—	—	—	2,000,000	(3,560)	—	—	(3,560)
Assumption of NGA assets and liabilities	—	—	—	—	—	—	—	—	—	—	—	(983)	—	—	(983)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(124,213)	—	(124,213)
Balance at December 31, 2021	—	$—	—	$—	—	$—	18,141,649	$2	4,353,948	$—	23,153,266	$417,535	$(182,903)	$—	$234,634

The accompanying notes are an integral part of these consolidated financial statements

Embark Technology, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	(103,163)	(124,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,218	1,074
Right-of-use asset amortization	2,857	—
Stock-based compensation, net of amounts capitalized	49,887	47,607
Change in fair value of warrants	(48,957)	8,206
Net amortization of premiums and accretion of discounts on investments	—	270
Amortization of debt discount	—	8,163
Change in fair value of derivative liability	—	4,323
Loss of sale of property, plant and equipment	(147)	—
Issuance of common stock for services	666	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,608	(10,090)
Other assets	(2,183)	(3,518)
Accounts payable	(1,519)	1,957
Other long-term liabilities	60	50
Operating lease liabilities	(2,505)	—
Accrued expenses and other current liabilities	770	1,262
Net cash used in operating activities	$(97,408)	$(64,909)
Cash flows from investing activities
Maturities of investments	—	53,239
Purchase of property, equipment and software	(10,414)	(3,353)
Proceeds from sale of property, plant and equipment	399	—
Deposit for purchase of trucks	—	(440)
Refund of deposit for trucks	—	87
Net cash provided by (used in) investing activities	$(10,015)	$49,533
Cash flows from financing activities
Cash proceeds received from convertible note payable	—	25,000
Proceeds from NGA recapitalization	—	314,146
Transaction costs related to merger with NGA	—	(70,189)
Payment towards notes payable	(478)	(210)
Proceeds from exercise of stock options	1,384	189
Repurchase of early exercised options	(4)	—
Net cash provided by financing activities	$902	$268,936
Net increase (decrease) in cash, cash equivalents and restricted cash	(106,521)	253,560
Cash, cash equivalents and restricted cash at beginning of period	265,020	11,460
Cash, cash equivalents and restricted cash at end of period	$158,499	$265,020
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$18	$71
Supplemental schedule of noncash investing and financing activities
Convertible notes converted into shares of Class A common stock upon consummation of Business Combination	$—	$25,000
Derivative liability converted into shares of Class A common stock upon consummation of Business Combination	$—	$12,485
Warrants converted into shares of Class A common stock upon consummation of Business Combination	$—	$854
Right-of-use assets obtained in exchange for lease obligations	$24,815	$—
Issuance of common stock for services	$666	$—
Acquisition of property, equipment and software in accounts payable	$58	$244
Acquisition of trucks by assuming notes payable	$1,420	$597
Stock-based compensation capitalized into internally developed software	$1,781	$160
Vesting of early exercised stock options	$42	$66

The accompanying notes are an integral part of these consolidated financial statements

Notes to consolidated financial statements
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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
The principal activities of Embark Technology, Inc. include design and development of autonomous driving software for the truck freight industry. The Company is headquartered in San Francisco, California and was incorporated in the State of Delaware in 2016. Other than Embark Trucks, the Company has one foreign subsidiary based in Australia, as of December 31, 2022.
The Company has devoted substantially all of its resources to develop its autonomous truck technology, to enable and expand its route models - transfer point and direct-to-customer, to expand its partnerships with shippers and carriers and other potential consumers, to raising capital, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations from inception through December 31, 2022.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the SEC. The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.
Reverse Stock Split
On August 15, 2022, the directors of the Company approved an amendment to the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”), at the ratio of 1-for-20. Following the close of trading on the Nasdaq Global Market on August 16, 2022 (the “Effective Time”), the Company filed a certificate of amendment to the Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. All references in these consolidated financial statements to number of common shares issued or outstanding, price per share, outstanding equity awards as well as the applicable exercise price, and weighted average number of shares outstanding prior to the 1 for 20 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented, unless otherwise noted. Warrants will be impacted by the same ratio upon exercise.
No fractional shares were issued in connection with the Reverse Stock Split. The Reverse Stock Split did not affect the number of authorized shares of Embark’s common stock, the par value of the common stock, the number of warrants issued and outstanding, or the exercise price of the warrants.
Liquidity and Capital Resources, and Ability of the Company to Continue as a Going Concern.
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company has incurred losses from operations since inception and, as a result, as of December 31, 2022 and 2021 had an accumulated deficit of $286.1 million and $182.9 million, respectively. Net cash used in operating activities was

$97.4 million and $64.9 million for the years ended December 31, 2022 and 2021, respectively. As Embark has not earned any revenue to date, it has financed its operations primarily through the sale of shares of common stock and preferred stock to fund operations, invest in R&D and repay borrowings. Embark has explored and exhausted avenues following an extended evaluation by Embark of alternative markets in which to commercialize its technology, and with the lack of success in bringing Embark’s product to those markets, it will not generate revenues in the near future, and may not be able to raise additional financing on terms that are favorable, or at all. As such, Embark believes that its operating losses and negative operating cash flows will continue into the foreseeable future requiring Embark to explore strategic alternatives. These conditions and events raise substantial doubt about Embark’s ability to continue as a going concern.
In response to these conditions, as part of management’s plans, on March 1, 2023, the Board approved a process to explore, review and evaluate a range of potential strategic alternatives, including, without limitation, exploring alternative uses of Embark’s assets to commercialize its technology, additional sources of financing, as well as potential dissolution or winding up of Embark and liquidation of its assets. In addition, on March 3, 2023, Embark announced a workforce restructuring plan. Management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about Embark’s ability to continue as a going concern.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is either a) not an emerging growth company or b) an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period.
The Company’s most significant estimates and judgments involve the useful lives of long-lived assets, the recoverability of long-lived assets, the incremental borrowing rate (“IBR”) applied in lease accounting, the capitalization of software development costs, the valuation of the Company’s stock-based compensation, including the valuation of warrants to purchase the Company’s stock, and the valuation allowance for income taxes. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2022 and 2021, the Company had $157.6 million, and $264.6 million of cash and cash equivalents, respectively.
The Company maintains a letter of credit to secure a lease of the Company’s headquarters. A portion of the Company’s cash is collateralized in conjunction with the letter of credit and is classified as restricted cash on the Company’s consolidated balance sheets. As of December 31, 2022 and 2021, the Company had $0.9 million, and $0.4 million in restricted cash. At the end of each year of the lease, the face amount of the letter of credit is reduced by a fixed amount of approximately $0.1 million and reclassified into cash and cash equivalents on the Company’s consolidated balance sheets. The balances to be reclassified to cash in the next twelve months are classified as restricted cash, short-term with the remaining balance classified as restricted cash, long-term on the consolidated balance sheets.

The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the statements of cash flows are as follows (in thousands):

	December 31,
	2022	2021

Cash and cash equivalents	$157,622	$264,615
Restricted cash, short-term	65	130
Restricted cash, long-term	812	275
Total cash, cash equivalents and restricted cash	$158,499	$265,020
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
The carrying value and fair value of the Company’s financial instruments as of December 31, 2022 and 2021, respectively, are as follows:

	As of December 31, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
United States money market funds	$1,379	$—	$—	$1,379
Liabilities
Warrant liabilities - FPA warrants	$13	$—	$—	$13
Warrant liabilities - public warrants	$276	$—	$—	$276
Warrant liabilities - working capital warrants	$—	$—	$40	$40
Warrant liabilities - private warrants	$—	$—	$134	$134

	As of December 31, 2021 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
United States money market funds	$22,349	$—	$—	$22,349
Liabilities
Warrant liabilities - FPA warrants	$1,337	$—	$—	$1,337
Warrant liabilities - public warrants	$27,669	$—	$—	$27,669
Warrant liabilities - working capital warrants	$—	$—	$4,700	$4,700
Warrant liabilities - private warrants	$—	$—	$15,714	$15,714
During the year ended December 31, 2022, there were no transfers made among the three levels in the fair value hierarchy. During the year ended December 31, 2021, transfers from Level 2 to Level 3 of the fair value hierarchy were $15.5 million for Private and Public Warrants.
The fair value of the above liability classified Public, Private, Working Capital and FPA Warrants have been measured based on the listed market price of such warrants on November 10, 2021. The FPA warrants and Public Warrants were valued using the public price as of December 31, 2022 and December 31, 2021. The Private and Working Capital Warrants were fair valued using the Black Scholes Option Pricing Model as of December 31, 2022 and December 31, 2021. During the year ended December 31, 2022, the Company recognized income in the consolidated statement of operations resulting from a change in the fair value of warrants of approximately $49.0 million, presented as other income (expense) on the accompanying consolidated statement of operations.
Public and Private Warrants
As part of NGA’s initial public offering on October 13, 2020, NGA issued to third party investors 41.4 million units, consisting of one share of Class A common stock of NGA and one-third of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Further, NGA completed the private sale of 6.7 million warrants to NGA's sponsor at a purchase price of $1.50 per warrant (the “Private Placement Warrants” or “Private Warrants”). Following the reverse stock split, each warrant allows the holder to purchase 1/20th of one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, 13.8 million Public Warrants and 6.7 million Private Warrants remained outstanding as of December 31, 2022.
Following the Reverse Stock Split effectiveness on August 16, 2022, warrants will be impacted by the same ratio upon exercise. The Reverse Stock Split did not affect the number of warrants issued and outstanding or the exercise price of the warrants. Each whole warrant exercisable is now for 1/20th of one share of Class A common stock at an exercise price of $11.50 per share.
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
The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity's Own Equity, and concluded that they do not meet the criteria to be classified in stockholders' equity. Since the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the closing of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date.

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
Leases
Prior to January 1, 2022 the Company accounts for leases under Accounting Standards Codification Topic 840 (“ASC 840”). We categorize leases at their inception as either operating or capital leases based on whether the terms of the lease agreement effectively transfers ownership of the underlying asset to the company. The criteria for evaluation of capital leases include an evaluation of whether title transfers at the end of the lease term, whether the lease includes a bargain purchase option, whether the lease term is for a majority of the underlying assets useful life, or the contractual lease payments equal a majority of the fair value of the underlying asset. Our outstanding leases are primarily operating leases. For operating leases, we recognize lease costs on a straight-line basis upon the earlier of the inception date per rent agreement or the date on which control of the space is achieved, without regard to deferred payment terms such as rent holidays considered at inception of lease that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement. We categorized our deferred rent as part of the accrued expenses and other current liabilities, and the long-term deferred rent financial statement line items.
The Company adopted Accounting Standards Codification Topic 842 - Leases (“ASC 842”) on January 1, 2022. The Company determines if a contract contains a lease at inception of the arrangement based on whether the Company has the right to obtain substantially all of the economic benefits from the use of an identified asset and whether the Company has the right to direct the use of an identified asset in exchange for consideration, which relates to an asset which the Company does not own. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate (“IBR”), because the interest rate implicit in most of its leases is not readily determinable. The IBR is a hypothetical rate based on the Company’s understanding of what its credit rating would be to borrow and resulting interest we would pay to borrow an amount equal to the lease payments in a similar economic environment over the lease term on a collateralized basis. Lease payments may be fixed or variable; however, only fixed payments or in-substance fixed payments are included in the Company’s lease liability calculation. Variable lease payments may include costs such as common area maintenance, utilities, real estate taxes or other costs. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred.
The Company assesses all leases for classification as operating or finance, leases and there are no finance leases. Operating leases are included in operating lease ROU assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company’s consolidated balance sheets. For operating leases, lease expense is recognized on a straight-line basis in operations over the lease term. The Company elected the practical expedient not to separate non-lease components from lease components, therefore, the Company accounts for lease and non-lease components as a single lease component. The Company also elected the short-term lease recognition practical expedient for all leases that qualify.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2022 and 2021. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for consolidated financial statement recognition and measurement.
Stock-based Compensation
Stock-based compensation expense related to stock option awards, restricted stock units (“RSUs”), common stock units (“CSUs”), and performance stock units (“PSUs”) granted to employees, directors and non-employees are accounted for based on estimated grant-date fair values. For stock option awards, RSUs and CSUs with service conditions, the Company uses the straight-line method to recognize compensation expense over the requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards using the Black-Scholes option- pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the stock price of the underlying common shares on the date of grant. The fair value of each RSU and CSU is based on the fair value of the Company’s common stock on the date of grant. Stock-based compensation for RSUs and CSUs granted with a performance condition is recognized on a graded vesting basis. Stock-based compensation for PSUs, is recognized on a graded vesting basis, as the PSUs are associated with market conditions over the holder’s derived service period. The fair value of the PSUs are estimated using the Monte Carlo simulation. The Company accounts for the effect of forfeitures as they occur.
Internal Use Software
The Company capitalizes certain costs associated with creating and enhancing internally developed software for the Company’s technology infrastructure and such costs are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees directly associated with and who devote time to software development projects. Software development costs that do not qualify for capitalization are expensed as incurred and recorded in research and development expense in the consolidated statements of operations.
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

General, and Administrative Expenses
General, and administrative expense consist of personnel costs, share-based compensation, allocated facilities expenses, depreciation and amortization, travel, and business development costs.
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
Other Income (expense), net
As part of the Company’s research and development activities, we contract with shippers and freight carriers to transfer freight between the Company’s transfer hubs in return for cash consideration. Transferring freight with the Company’s research and development truck fleet are not and will not be considered an output of the Company’s anticipated ordinary revenue-generating activities. Consideration received from such arrangements is presented as other income in the Company’s consolidated statement of operations.
Interest Income
Interest income primarily consists of interest on the Company’s cash and cash equivalents.
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
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock do not have a contractual obligation to share in any losses. No dividends were declared or paid for the year ended December 31, 2022 or 2021.
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
Comprehensive Loss
Comprehensive loss is defined as the total change in stockholders’ equity during the period other than from transactions with stockholders. Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized losses on short-term investments classified as available-for-sale.

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The Company adopted ASC 842 on January 1, 2022, using the modified retrospective transition method, specifically the "Comparatives under ASC 840 approach", and used the effective date as the date of initial application. The Company elected the “package of practical expedients,” which permits Embark not to reassess under ASC 842 its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets. Upon adoption of the new leasing standard on January 1, 2022, the Company recognized right-of-use assets of $4.4 million and lease liabilities of $4.5 million, respectively, which are related to its various operating leases. The difference between the right-of-use assets and lease liabilities is primarily attributed to the elimination of deferred rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption of ASC 842.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The adoption of ASU 2019-12 is effective for the Company beginning January 1, 2022. The adoption of this standard did not have a material impact to its consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Modification of equity-classified written call options. ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. The adoption of ASU 2021-04 was effective for the Company beginning January 1, 2022. The adoption of this standard did not have a material impact to its consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s consolidated financial statements and does not expect it to have a material impact on its consolidated financial statements.
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
3.BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021, respectively (in thousands):

	As of December 31,
	2022	2021
Insurance	$3,411	$7,459
Software	2,648	2,564
Income tax receivable	494	494
Short-term deposits	452	448
Salary and related	558	279
Transaction costs	—	936
Other prepaid expenses and current assets	323	566
Total prepaid expenses and other current assets	$7,886	$12,746
Property, Equipment and Software
Property, equipment and software consisted of the following as of December 31, 2022 and 2021, respectively (in thousands):

	As of December 31,
	2022	2021
Machinery and equipment	$569	$344
Electronic equipment	1,645	413
Vehicles and vehicle hardware	10,777	6,268
Leasehold improvements	1,037	258
Developed software	11,261	5,184
Other	116	26
Property, equipment and software, gross	25,405	12,493
Less: accumulated depreciation and amortization	(4,797)	(2,856)
Total property, equipment and software, net	$20,608	$9,637
Depreciation and amortization expense for the years ended December 31, 2022 and 2021, was $2.2 million, and $1.1 million, respectively.
Other Assets
Other assets consisted of the following as of December 31, 2022 and 2021, respectively (in thousands):

	December 31, 2022	December 31, 2021
Intangibles assets	$—	$4
Long-term deposits	5,779	3,592
Total Other Assets	$5,779	$3,596

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and 2021, respectively (in thousands):

	December 31,
	2022	2021
Payroll expenses	$1,342	$823
General expenses	412	—
Legal expenses	232	124
Software expenses	529	—
Consultant expenses	959	380
Transaction expenses	—	1,092
Other accrued expenses and current liabilities	411	723
Total accrued expenses and other current liabilities	$3,885	$3,142
4.STOCKHOLDERS’ EQUITY
The Reverse Stock Split
The Reverse Stock Split did not affect the number of authorized shares of Embark’s common stock or the par value of the common stock.
Following the Reverse Stock Split effectiveness on August 16, 2022, all references in these consolidated financial statements to number of common shares issued or outstanding, price per share and weighted average number of shares outstanding prior to the 1 for 20 reverse split have been adjusted to reflect the stock split on a retroactive basis as of the earliest period presented, unless otherwise noted.
Shares Authorized and Issued
As of December 31, 2022 and December 31, 2021 the Company had authorized a total of 4,110,000,000 shares for issuance with 4,000,000,000 shares designated as Class A common stock, 100,000,000 shares designated as Class B common stock and 10,000,000 shares designated as preferred stock.
As of December 31, 2022, the Company had 19,050,207 shares issued as Class A common stock and 4,353,948 shares issued as Class B common stock. As of December 31, 2021, the Company had 18,141,649 shares issued as Class A common stock and 4,353,948 shares issued as Class B common stock.
Preferred Stock
As of December 31, 2022 and December 31, 2021 the Company had no shares of preferred stock issued or outstanding. The Company’s preferred stock, does not contain any mandatory redemption features, nor are they redeemable at the option of the holder.
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
The significant rights, privileges and preferences of common stock as of December 31, 2022 are as follows:
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
Stock purchase agreement
On May 31, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement, each with CF Principal Investments LLC (“Cantor”). Pursuant to the Purchase Agreement, the Company has the right to sell to Cantor up to the lesser of (i) 1,500,000 of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the Purchase Agreement), from time to time during the 36-month term of the Purchase Agreement. Sales of Class A common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to Cantor under the Purchase Agreement. The total number of shares to be sold to Cantor is limited to the extent that shares sold to Cantor would not result in Cantor and its affiliates having shares in excess of the Beneficial Ownership Limitation. The purchase price of shares sold to Cantor will be equal to 97% of the volume weighted average price on the trading day the shares are put to Cantor. The Company determined that the right to sell shares of the Company’s Class A common stock to Cantor pursuant to the Purchase Agreement represents a freestanding put option under ASC 815, Derivatives and Hedging. The fair value of the put option was determined to be zero as the shares to be issued and the purchase price is settled within one business day. During the twelve months ended December 31, 2022, the Company did not sell shares of Class A common stock to Cantor pursuant to the Purchase Agreement.
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

5.WARRANTS
As of December 31, 2022, the following warrants were issued and outstanding:

Description	Classification	Issue Date	Warrants Outstanding	Fair Value Price Per Share	Exercise Price per Share	Expiration
FPA warrants (1)	Liability	November 10, 2021	666,663	$0.02	$11.5	November 10, 2026
Public warrants	Liability	November 10, 2021	13,799,936	$0.02	$11.5	November 10, 2026
Private warrants	Liability	November 10, 2021	6,686,667	$0.02	$11.5	November 10, 2026
Working capital warrants	Liability	November 10, 2021	2,000,000	$0.02	$11.5	November 10, 2026
__________________
(1)FPA are the “Forward Purchase Agreements” entered into, or amended and restated, by NGA on April 21, 2021
The Company determined the FPA, Public, Private and Working Capital warrants to be classified as a liability and fair valued the warrants on the issuance date (November 10, 2021), using the publicly available price for the warrants, of $41.2 million. The fair value of the FPA, Private, Public, and Working capital warrants are remeasured as of each reporting date with the change in fair value being recorded as part of Other Income (expense), net. The fair value of the FPA, Private, Public and Working capital warrants as of December 31, 2021 and December 31, 2022 was $49.4 million and $0.5 million respectively.
The fair value of the Private and Working Capital warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of December 31, 2022:

Risk – free interest rate	4.12%
Expected term (in years)	3.86
Expected dividend yield	—%
Expected volatility	112.7%
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
Reverse Stock Split
Following the Reverse Stock Split effectiveness on August 16, 2022, warrants will be impacted by the same ratio upon exercise. The Reverse Stock Split did not affect the number of warrants issued and outstanding or the exercise price of the warrants. Each whole warrant exercisable is now for 1/20th of one share of Class A common stock at an exercise price of $11.50 per share.

6. STOCK-BASED COMPENSATION EXPENSE
Stock Incentive Plans
In connection with the Business Combination, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), under which the Company grants cash and equity incentive awards to directors, employees and consultants in order to attract, motivate and retain the talent for which the Company competes. Under the 2021 Plan, as of December 31, 2022, the Company has authorized the issuance of a maximum number of 3,843,688 shares of Class A common stock, with annual increases that began on January 1, 2022 and ending on and including January 1, 2031 of 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the preceding calendar year. As of December 31, 2022, the Company issued 1,169,670 shares of restricted stock units under the 2021 Plan.

Embark Trucks adopted the 2016 Stock Plan in October 2016 (the “2016 Plan”). The 2016 Plan authorized the grant of incentive stock options, non-statutory stock options, and restricted stock awards to employees, directors, and consultants. The 2016 Plan also initially reserved 993,542 shares of common stock for issuance and designated forfeited option shares to be returned to the option reserve. Options may be early exercised and are exercisable for a term of 10 years from the date of grant. As of December 31, 2022, the Company had registered 3,937,824 shares to be reserved for option grants, RSUs and PSUs previously issued under the 2016 Plan. The Company terminated the 2016 Stock Plan, provided that the outstanding awards previously granted under the 2016 Plan continue to remain outstanding under the 2016 Plan. The Company will not issue additional awards under the 2016 Plan.
Stock Option Valuation
The Company utilizes the Black-Scholes option pricing model for estimating the fair value of options granted, which requires the input of highly subjective assumptions for the year of 2021 and 2022.
The Company calculates the fair value of each option grant on the grant date using the following assumptions:
Expected Term — The Company uses the simplified method when calculating expected term due to insufficient historical exercise data.
Expected Volatility — The volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
Expected Dividend Yield — The dividend rate used is zero as the Company does not have a history of paying dividends on its common stock and does not anticipate doing so in the foreseeable future.
Risk-Free Interest Rate — The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

	Years Ended December 31,
	2022	2021
Risk-free interest rate	3.84 - 3.86%	0.55 – 1.09%
Expected term (in years)	5.27 - 6.08	5.47 – 6.07
Expected dividend yield .	0%	0%
Expected volatility	40.01 - 41.14%	36.88 – 46.74%
Option Activity
Changes in stock options are as follows:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,270,854	$2.40	7.68	$15,194
Granted	157,613	15.60	—	—
Exercised	(89,089)	3.00	—	6,123
Cancelled	(71,467)	4.20	—	—
Outstanding at December 31, 2021	1,267,911	$4.09	6.89	$215,093
Granted	234,464	2.18	—	—
Exercised	(482,499)	2.24	—	809
Cancelled	(294,155)	7.39	—	—
Outstanding at December 31, 2022	725,721	$3.17	6.77	$1,288
Vested and exercisable as of December 31, 2022	595,293	$2.40	6.04	$1,154
The weighted-average grant date fair value of stock options issued for the years ended December 31, 2022 and 2021 were, $0.98 and $37.20, respectively. The total intrinsic value of stock options exercised was $0.8 million and $6.1 million for the years ended December 31, 2022 and 2021, respectively. The fair value of awards vested in the years ended

December 31, 2022 and 2021 was $1.4 million and $2.4 million, respectively. As of December 31, 2022, the total unrecognized compensation related to unvested stock option awards was $3.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

Option Repricing

On December 23, 2022, the Company completed a repricing transaction for holders of outstanding options to an exercise price per share equal to the fair market value of the closing price of the Company’s Class A common stock on December 23, 2022. The repricing was accounted for as a Type I modification under ASC 718. The repricing did not make any other changes to the terms of the option awards. Based on an analysis performed to compute the total incremental stock-based compensation relating to the repricing, it was determined that the computation resulted in an immaterial amount of incremental costs.
Restricted Stock Units
Prior to the Business Combination, Embark Trucks also granted employees RSUs which are subject to performance and service-based vesting conditions. As the Company went public upon the completion of the Business Combination in November 2021, the performance condition had been met. The RSUs generally vest over either a four year period with 25% of the awarded vesting after the first-year anniversary and one-thirty sixth of the remainder of the award vesting monthly thereafter or over a four year period with a 40% vesting in the first 12 months in equal monthly installments, 30% vesting in months 13-24 in equal monthly installments, 20% vesting in months 25-36 in equal monthly installments and 10% vesting in months 37-48 in equal monthly installments. Vesting is contingent upon such employee’s continued service on such vesting date. RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company may grant RSUs with different vesting terms from time to time.
For the years ended December 31, 2022 and 2021, the Company granted 1,341,193 and 481,516 RSUs, respectively. The weighted average grant date fair value per share for the RSUs granted for years ended December 31, 2022 and 2021 were $19.20 and $168.80. As of December 31, 2022, there was $32.8 million unrecognized stock-based compensation expense related to outstanding RSUs granted to employees, with a weighted-average remaining vesting period of 2.4 years.
A summary of the Company’s RSU activities and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	—	$—
Granted	481,516	168.80
Forfeited	(460)	169.60
Vested	(217)	180.20
Outstanding at December 31, 2021	480,839	$168.80
Granted	1,341,193	19.20
Forfeited	(249,391)	43.77
Vested	(420,236)	84.76
Outstanding at December 31, 2022	1,152,405	$52.05
Performance Stock Units
During 2021, Embark Trucks granted PSUs to its Founders. The PSUs are subject to certain market and performance-based conditions which require the Company to become a registered public company and meet market conditions that are based on the Company achieving six different valuation tranches as derived from the achievement of escalating share price thresholds of approximately $400, $700, $1,000, $1,300, $1,600 and $2,000 (calculated based on the 90-day volume weighted average price or, in the event of a change in control, the fair market value based on the terms of such change in control) following the first anniversary of the consummation of the Business Combination. The market condition can be achieved over ten years in relation to the pre-money valuation prior to the Business Combination. Once the performance condition has been achieved or is considered probably of being achieved, the related stock-based compensation is recognized based on a graded attribution method.
As of December 31, 2022, there was $73.0 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining vesting period of 7.1 years.
The Company’s PSUs activity for the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	—	$—
Granted	2,235,780	39.40
Forfeited	—	—
Vested	—	—
Outstanding at December 31, 2021	2,235,780	$39.40
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding at December 31, 2022	2,235,780	$39.40
Common Stock Units
The Company issued shares of Class A common stock upon the exercise of certain Embark warrants issued for services at the time of consummation of the Business Combination, which was subject to vesting terms, with the shares being subject to cancellation. These warrants were exercised on a cashless basis, with the unvested shares being excluded from the stockholders’ equity. Early exercises are reclassified to additional paid-in capital as the Company's cancellation right lapses. The number of unvested shares of Class A common stock were 47,410 as of December 31, 2022.
As of December 31, 2022, there was $2.7 million unrecognized stock-based compensation expense related to outstanding Common Stock Units (“CSUs”) granted to non-employees, with a weighted-average remaining vesting period of 1.5 years.
The Company’s CSUs activity for the year ended December 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2020	—	$—
Granted	112,844	49.60
Forfeited	—	—
Vested	(38,790)	49.60
Outstanding at December 31, 2021	74,054	$49.60
Granted	—	—
Forfeited	—	—
Vested	(26,644)	49.60
Outstanding at December 31, 2022	47,410	$49.60
Overview
The following table presents the impact of stock-based compensation expense on the consolidated statements of operations for the years ended December 31, 2022 and 2021 respectively (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$15,787	$16,594
General and administrative	34,100	30,961
Sales and Marketing	—	52
Total stock-based compensation expense	$49,887	$47,607
Total stock-based compensation that was capitalized into internally developed software asset was $1.8 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively.
The following table presents the impact of stock-based compensation expense by award type for the years ended December 31, 2022 and 2021, respectively (in thousands):

	Years Ended December 31,
Award Type	2022	2021
Options	$2,178	$2,350
RSUs	36,934	25,888
PSUs	10,551	18,086
CSUs	2,004	1,443
Total stock-based compensation expense	$51,667	$47,767
SBC capitalized into internally developed software	(1,780)	(160)
Total stock-based compensation expense, net	$49,887	$47,607
7. RETIREMENT SAVINGS PLAN
The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. The Company does not currently offer a match and has not provided a match for the years ended December 31, 2022 and 2021.
8. INCOME TAXES
Loss before provision for income taxes are $103.2 million and $124.2 million for the years ended December 31, 2022 and 2021, respectively. The Company did not incur any income tax provision for the years ended December 31, 2022 and 2021.
A reconciliation of the federal statutory rate of 21% to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2022	2021
U.S. federal tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	9.58%	5.41%
Non-deductible expenses and other	0.37%	(0.21)%
Share-based compensation	(0.09)%	(0.33)%
Compensation Disallowance under 162(m)	(5.53)%	(4.43)%
Research and development credits	2.50%	0.87%
Initial public offering costs	—%	(0.12)%
Interest on convertible note	—%	(1.38)%
Warrant expense	9.96%	(1.19)%
Derivative liability	—%	(1.22)%
Change in valuation allowance, net	(37.79)%	(18.40)%
Effective tax rate	—%	—%
For the years ended December 31, 2022 and 2021, the Company’s effective tax rate differs from the amount computed by applying the statutory federal and state income tax rates to net loss before income tax, primarily as the result of share-

based compensation, state income taxes, R&D credits. Sec, 162(m) limitation and changes in the Company’s valuation allowance.

(in thousands) Valuation Allowance	Balance at beginning of period	Charges to expenses	Deductions	Balance at end of period
Year ended December 31, 2022	$(39,359)	$(38,984)	$—	$(78,343)
Year ended December 31, 2021	(13,425)	(25,934)	—	(39,359)
The components of the Company’s net deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$42,614	$27,241
Stock based compensation	8,787	5,348
Other accruals	17,937	84
Warrant accruals	812	382
Fixed Assets and Intangibles	(27)	27
Capitalized Start-up Expenses	3,677	3,939
Credit carryforwards	7,682	3,781
Total deferred tax assets	$81,482	$40,802
Valuation Allowance	(78,343)	(39,359)
Total deferred tax assets after valuation allowance	$3,139	$1,443
Deferred tax liability
Capitalized Software	(3,139)	(1,443)
Net deferred tax assets	$—	$—
Due to its history of operating losses, the Company has not recorded any income tax expense for the years ended December 31, 2022 and 2021.
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. With 3-year cumulative losses, no sufficient reversal of taxable temporary differences and no forecast income, The Company concluded that it was not more likely than not that tax benefits from operating losses would be realized and, accordingly, has provided a full valuation allowance against its deferred tax assets. The valuation allowance as of December 31, 2021 was $39.4 million, which increased to $78.3 million for the year ended December 31, 2022. The increase in the valuation allowance is primarily due to current year losses and research credits offset by nondeductible expenses for stock-based compensation.
As of December 31, 2022 and 2021, the Company has U.S. federal net operating loss carryforwards of $132.0 million and $97.2 million respectively, and state net operating loss carryforward of $216.0 million and $100.0 million respectively, which begin to expire in 2036 for federal and state purposes. Approximately $128.0 million of the federal net operating losses included above can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company has U.S. federal research credit carryforwards of $7.1 million and $3.4 million respectively, and state research credit carryforwards of $5.3 million and $2.9 million respectively. The federal tax credit carryforwards will begin to expire in 2038, if not utilized. The state credit carryforwards do not expire.
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

A reconciliation of the beginning and ending balance to total unrecognized tax position is as follows (in thousands):

	As of December 31,
	2022	2021
Unrecognized tax benefits, beginning of year	$2,127	$1,028
Increases related to prior year tax provisions	—	—
Increase related to current year tax provisions	1,823	1,099
Unrecognized tax benefits, end of year	$3,950	$2,127
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2022, there was no accrued interest or penalties related to uncertain tax positions. None of the unrecognized tax benefits would impact the effective tax rate if realized. The Company does not expect the unrecognized tax benefits to significantly change in the next twelve months.
The Company reports income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 740, Income Taxes, which requires an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.
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
9.CONVERTIBLE DEBT AND NOTES PAYABLE
On April 16, 2021, the Company entered into a $25 million note payable that the Company utilizes for operations and research and development. The note has an interest rate of 10%, with the unpaid principal and accrued interest being due on April 16, 2022. The note does not contain voluntary prepayment clause unless consented by the note holder, as defined in the agreement. The Company recorded $8.1 million of debt issuance costs related to embedded derivatives on April 16, 2021, which was accreted during the year ended December 31, 2021 as interest expense. Further, the Company recorded an impact of $4.3 million as additional mark to market expense for such derivative liability during the year ended December 31, 2021. Upon consummation of the merger, these notes were converted into 3,774,951 shares of Class A common stock. As a result of this conversion the company recorded $37.5 million to additional paid-in-capital with the offset to the convertible note and derivative balance as of the date of conversion. As of December 31, 2021, this note balance and the related derivative liability is no longer outstanding.
Since inception, the Company has entered into multiple financing agreements to finance the purchase of trucks that the Company utilizes for research and development purposes, (collectively, the “Notes Payable”). The Notes Payable comprise multiple loans between $0.1 million and $0.5 million that accrue interest at rates between 6.01% and 8.39% per annum, with terms of 60 months. The Company makes equal monthly installment payments over the terms of the Notes Payable, which are allocated between interest and the principal balances. Notes payable as of December 31, 2022 and December 31, 2021 are $1.8 million and $1.1 million, respectively

The following table presents future payments of principal as of December 31, 2022 (in thousands):

Fiscal year
2023	$493
2024	403
2025	379
2026	382
2027	133
2028 and thereafter	—
Total future payments	$1,790
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

On September 23, 2022, Josh Luberisse filed a purported derivative action against current and former directors and against Embark as a nominal defendant captioned Luberisse v. Ian Robertson et al., Case No. 3:22-cv-05455 in the United

States District Court for the Northern District of California (the “Luberisse Action”). The Derivative Action complaint alleges violations of Section 14(a) of the Securities Exchange Act and for alleged common law claims including breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and for contribution under Section 11(f) of the Securities Act of 1933 and Section 21D of the Securities Exchange Act of 1934 arising from allegedly wrongful conduct including the wrongful conduct alleged in the original and amended complaint in the Hardy Action. On November 30, 2022, Robert Manning II filed a second derivative action and on December 13, 2022, Sergio Tron filed a derivative action, both derivative actions being brought against current and former directors and against Embark as a nominal defendant and alleging similar facts and claims as the Luberisse Action (collectively, the “Derivative Actions”). In addition to fees and costs, the Derivative Actions seek damages and restitution to Embark from the named individual defendants as well as certain injunctive relief. Embark cannot determine the probability of loss or estimate damages at this stage of the proceeding.
Operating leases
The Company’s leases primarily include corporate offices. The lease term of operating leases vary from less than 1 year to 7.1 years. The Company has leases that include one or more options to extend the lease term to a total term of 3 years as well as options to terminate the lease within one year. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants. The Company has subleased office space to a third party where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future rental commitments under the operating lease will be offset by sublease amounts to be paid by the sub-lessee. In general, the terms of the sublease are similar to the terms of the master lease.
The components of lease expense were as follows (in thousands):

Year Ended December 31, 2022
Lease cost
Operating lease cost	$4,116
Short-term lease cost (1)	282
Sublease Income	(70)
Total lease cost	$4,328

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

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,765
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities	$24,815

Supplemental consolidated balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

December 31, 2022

Assets
Operating lease right-of-use assets	$21,958
Liabilities
Operating lease liability, current	3,250
Operating lease liability, non-current	19,222
Total operating lease liability	$22,472

December 31, 2022

Weighted Average Lease Term (in years)
Operating Leases	5.0
Weighted Average Discount Rate
Operating Leases	10.79%
Total future minimum lease payments over the term of the lease as of December 31, 2022, are as follows (in thousands):

Years Ended December 31,	Operating leases
2023	$5,505
2024	5,329
2025	4,139
2026	4,855
2027	4,521
2028 and thereafter	7,063
Total undiscounted lease payments	31,412
Less: imputed interest	(8,940)
Total lease liabilities	$22,472

11.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021 (in thousands, except share and per share data).

	Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(103,163)	$(124,213)
Net loss attributable to ordinary shareholders	$(103,163)	$(124,213)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,000,744	9,266,224
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted.	$(4.49)	$(13.4)
Class A common stock	18,646,805	8,657,864
Class B common stock	4,353,939	608,360
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

	December 31,
	2022	2021
Options issued and outstanding	725,721	883,755
Warrants issued and outstanding	1,157,663	1,157,663
Restricted stock units	1,152,405	481,056
Common stock units	47,410	74,054
Performance stock units	2,235,780	2,235,780
Total	5,318,979	4,832,308
12.SUBSEQUENT EVENTS

On March 1, 2023, the Board approved a process to explore, review and evaluate a range of potential strategic alternatives available to the Company, including, without limitation, exploring alternative uses of the Company’s assets to commercialize its technology, additional sources of financing, as well as potential dissolution or winding up of the Company and liquidation of its assets. The Board’s decision comes following an extended evaluation by the Company of alternative markets in which to commercialize its technology as well as an exploration, performed with the assistance of a financial advisor, of a potential sale of the Company.

On March 3, 2023, the Company announced a restructuring plan after an extensive review of its organization and programs and in response to current ongoing market headwinds. In connection with this restructuring plan, the Company will reduce its workforce by approximately 230 employees, which represents 70% of its headcount. The workforce reduction will take place during the first and second quarter of 2023. As a result of these actions, the Company expects to incur between $7 million and $11 million non-recurring restructuring charges, consisting of severance, employee benefit, equipment, and related costs.

On March 10, 2023, Silicon Valley Bank (“SVB”), based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as the receiver. At the time of closing, the Company had a total cash balance of approximately $133 million held in the deposit accounts at SVB. The cash balance with SVB at the time of closing represents all of the Company’s cash and cash equivalents. On March 12, 2023, the U.S.

Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC will complete its resolution of SVB in a manner that fully protects all depositors at SVB and that depositors will have access to all of their money starting March 13, 2023, thus enabling the Company to access all of its $133 million held in the deposit. At the time of closing, the Company has transferred the majority of its cash balances to other financial institutions while maintaining approximately $27.0 million of its cash in deposit accounts with SVB.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, due to the material weakness described below, our disclosure controls and procedures were not effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, the Company's internal control over financial reporting is not effective due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting exists as of December 31, 2022: our controls over user access and program change management over certain IT systems were not appropriately designed to address the IT risks. The business process controls (automated and manual) that are dependent on the affected IT General Controls (ITGCs) were deemed ineffective. The control deficiencies did not result in any identified misstatements. The material weakness has a pervasive impact to the financial statements. In addition, management has designed and implemented control activities over financial and reporting processes in the current year, however, due to time limitations they have not been operating for a sufficient period of time to conclude that this material weakness has been remediated. This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies such as our company to provide only management’s report in the Annual Report on Form 10-K.
Remediation Plan

To address the ITGC component of the material weakness disclosed in the 2021 10-K filing management completed several remediation activities which include, but are not limited to, the following:
•Completed an IT controls risk assessment over the systems relevant to Embark’s financial reporting processes
•Revised existing IT policies and procedures to better factor in SOX requirements
•Created an IT compliance oversight function to focus on transfer of system administration responsibilities from accounting to IT personnel in order to better enforce segregation of duties
Management is taking the following steps to complete remediation of the ITGC component of the material weakness:
•Design and implementation of enhanced controls related to ITGCS (e.g., user access reviews)
To address the business process controls component of the material weakness, management will monitor and evaluate the effectiveness of the internal controls to ensure that control deficiencies contributing to the material weakness are remediated.
Management is committed to remediating its material weakness as promptly as possible. The material weakness will not be considered remediated, however, until the applicable business process controls and ITGCs operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
We believe our efforts resulted in the remediation of the previously identified material weakness as of December 31, 2021, related to identifying, selecting and applying GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded.
In response to this material weakness, remediation steps to enhance the internal controls, including actions to implement and improve procedures and documentation supporting key accounts and processes; by strategically hiring resources with technical accounting skills and CPA certifications to oversee accounting, reporting and other activities. The hiring and direction of these individuals who are experienced in applying U.S GAAP, effectively remediated the segregation of duties issues and allowed for recording adjustments, and timely review at period end to assess complex transactions and accounting memos. We believe our efforts resulted in the remediation of the previously identified material weakness as of December 31, 2022, except for the material weakness described above.
Except for changes in connection with our implementation of the remediation measures or as described above, there were no changes in our internal control over financial reporting as of quarter end December 31,2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table provides information regarding Embark’s executive officers and members of its board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Executive Officers
Alex Rodrigues	27	Chief Executive Officer, Founder and Director
Brandon Moak	27	Chief Technology Officer, Founder and Director
Richard Hawwa	38	Chief Financial Officer

Siddhartha Venkatesan	44	Chief Legal Officer
Directors
Elaine Chao	69	Director
Patricia Chiodo	58	Director
Pat Grady	40	Director
Penelope Herscher	63	Director
Ian Robertson	63	Director

Executive Officers
Alex Rodrigues co-founded Embark and has served as Embark’s Chief Executive Officer since the company’s founding in 2016. Mr. Rodrigues has an extensive background in robotics, beginning with a world robotics championship win as a middle school student in 2009. Mr. Rodrigues studied at the University of Waterloo, where he built Canada’s first self-driving vehicle, a golf cart that was used to take guests on tours of the campus. Mr. Rodrigues is a 2016 Thiel Fellowship recipient and was accepted into Silicon Valley startup incubator Y-Combinator, where he launched Embark. Under Mr. Rodrigues’s tenure as Chief Executive Officer, Embark has achieved a number of industry firsts as it commercializes autonomous freight: Embark was the first self-driving truck company to achieve an autonomous coast-to-coast drive, the first to reach 100,000 miles driven on public roads, and the first to open transfer points. Embark believes that Mr. Rodrigues is highly-qualified to serve as a member of its board of directors due to his longtime leadership of Embark, deep business experience in the autonomous trucking sector, and technical expertise in robotics.
Brandon Moak co-founded Embark and has served as Embark’s Chief Technology Officer since the company’s founding in 2016. In his role, he leads engineering and R&D at Embark, and has overseen development of the Embark Driver software, the core of Embark’s commercialization effort. Mr. Moak has also led the design and development of the Embark Universal Interface, a first-of-its-kind set of standardized self-driving components and flexible interfaces necessary for major truck OEMs to more easily and robustly integrate Embark’s autonomous technology onto their vehicle platforms. Mr. Moak previously worked as a robotics engineer and a software developer, respectively, at technology companies Kindred.ai and Clear Blue Technologies. Mr. Moak is an alumnus of the University of Waterloo where he studied mechatronics engineering. Mr. Moak has served on Embark’s board of directors since Embark’s inception and will continue in this role. Embark believes that Mr. Moak is highly-qualified to serve as a member of Embark’s board of directors due to his longtime leadership of research and development at the company, deep business experience in the autonomous trucking sector, and technical expertise in robotics.
Richard Hawwa has served as Embark’s Chief Financial Officer since May 2021. Mr. Hawwa has more than 15 years of investment banking experience. Prior to joining Embark, Mr. Hawwa most recently served as a Managing Director at Citigroup, responsible for coverage of a variety of industrial and technology companies across the global mobility sector. Mr. Hawwa began his career as an analyst in the investment banking division at UBS. Throughout his career, Mr. Hawwa’s primary responsibilities included working with companies assisting on capital raising transactions and advising on strategic matters. Prior to assuming mobility sector coverage responsibility, Mr. Hawwa specialized in M&A, working across a diverse set of disruptive and traditional sectors, including biotechnology, medical device technology, financial technology, diversified industrials and energy. Mr. Hawwa has advised and assisted on a variety of complex transactions with an aggregate transaction value of more than $125 billion in North America, Europe and Asia. Mr. Hawwa graduated in three years with honors from Southern Methodist University with a Bachelor of Business Administration in Finance and a minor in Economics.
Siddhartha (Sid) Venkatesan has served as Embark’s Chief Legal Officer since April 2021. Mr. Venkatesan was previously a Partner at Orrick, Herrington & Sutcliffe LLP, specializing in intellectual property strategy as well as litigation of high stakes IP matters in courts and tribunals around the country. Mr. Venkatesan has represented a wide range of technology clients in a diverse array of matters, including as part of trial teams that secured or defeated eight-and nine-figure claims, and numerous other representations for companies including Apple, Applied Materials, eBay, Brocade, CoreLogic and Acer as well as many startups. Mr. Venkatesan also served as a legal executive and Chief IP Counsel at GE Digital, General Electric’s Industrial IoT business, and was Chief Operating Officer and General Counsel at a private equity-held capital equipment manufacturer. Mr. Venkatesan has a B.S. in Mechanical and Aerospace Engineering from Cornell University, a J.D. from NYU School of Law and an M.B.A. from the Wharton School, University of Pennsylvania.

Directors
Elaine Chao has served on Embark’s board since November 2021 and has also served as a member of Embark’s board of directors from June 2021. Ms. Chao is the former U. S. Secretary of Labor and the former U. S. Secretary of Transportation. She is the first Asian Pacific American woman to be appointed to a President’s cabinet in American history. Prior to being appointed Secretary of Labor, she was President and CEO of United Way of America, Director of the Peace Corps, Deputy Secretary of U. S. Department of Transportation, Chair of the Federal Commission. She has also worked in the private sector as vice president of Syndications for Bank of America Capital Markets Group and Citibank. She has also been a director on a number of Fortune 100 public and nonprofit boards. The recipient of 37 honorary doctorate degrees, she has a MBA from Harvard Business School.
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
Patricia Chiodo has served on Embark’s board since November 2021. Ms. Chiodo currently serves as the Chief Financial Officer of Verra Mobility Corporation, and served in the same capacity at ATS Consolidated, Inc. prior to its business combination with Verra Mobility Corporation, since June 2015. Previously, Ms. Chiodo served as the Co-President and Chief Financial Officer of Origami Owl LLC from September 2013 to April 2015. Ms. Chiodo also served as a director of Acme Lift Company from March 2013 to March 2015. Prior to joining Origami Owl LLC, Ms. Chiodo was a consultant to privately held companies from May 2012 to August 2013, and was the Senior Vice President and Chief Financial Officer for RSC Holdings, Inc. from April 2010 to April 2012. Ms. Chiodo holds a bachelor’s degree in business administration from the University of Arizona. Embark believes Ms. Chiodo is well-qualified to serve on its board of directors due to her extensive business experience as a financial executive of a public company and of multiple businesses.
Pat Grady has served on Embark’s board since November 2021 and has also served as a member of Embark’s board of directors from May 2018. Mr. Grady currently serves as a Partner at Sequoia Capital, which he joined in 2007, and is responsible for Sequoia Capital’s growth-stage investment business. Mr. Grady is an active senior business professional, and currently serves as a director of multiple companies, including, Amplitude, Attentive, Cribl, Drift, Namely, Okta (OKTA), and Pilot. These ongoing memberships provide insight into the enterprise technology and financial services industry and developments. During his career, he has also worked with companies such as HubSpot (HUBS), Jive Software, MarkLogic, Medallia (MDLA), OpenDNS, Qualtrics (XM), ServiceNow (NOW), Snowflake (SNOW), Sumo Logic (SUMO), Sunrun (RUN), and Zoom (ZM), among others. Mr. Grady received a Bachelor of Science degree from Boston College. Embark believes Mr. Grady is well-qualified to serve on its board of directors due to his extensive experience in working with and serving at the boards of growth-stage businesses.
Penelope Herscher has served on Embark’s board since September 2022. Ms. Herscher is a seasoned technology public company board director, executive, and entrepreneur, with more than 15 years of experience as a high-tech CEO in Silicon Valley and more than 15 years of experience serving on public company boards of directors. Ms. Herscher currently also serves as Chair of the board of Lumentum Holdings, serves on the board of Faurecia SA, and serves on two private company boards: Modern Health and Delphix. Ms. Herscher previously served as CEO of FirstRain, a privately held company in the unstructured data analytics space, as CEO of Simplex Solutions, a publicly traded electronic design automation company, and in C-level and senior executive positions for Cadence Design Systems, Inc. and Synopsys, Inc. Ms. Herscher holds a BA (Hons), MA in Mathematics from Cambridge University in England.
Ian Robertson has served on Embark’s board since November 2021. One of NGA’s founders, has served as its Chief Executive Officer and a member of its Board of Directors since its formation. He also served as the Vice Chair of the Board of Directors of Northern Genesis Acquisition I from June 2020 until consummation of its initial business combination in May 2021 and has served as Chief Executive Officer and a member of the Board of Directors of Northern Genesis Acquisition III since its formation in January 2021. Mr. Robertson is an active senior business professional and currently leads InfraStar Investments, an infrastructure investment fund management company. In July 2021, he was appointed Co-Chair of the Board of Directors of Largo Resources Ltd. (TSX: LGO) (NASDAQ: LGO) and interim President of Largo Clean Energy Corp., a subsidiary of Largo Resources Ltd. Mr. Robertson co-founded APCI in 1988 and previously served as Chief Executive Officer and Director of Algonquin Power & Utilities Corp. from October 2009 through July 2020. During his leadership tenure, Algonquin grew to become one of Canada’s largest power and utilities companies, serving regulated electricity, natural gas and water utility customers in the U.S. and Canada and owning and operating a large portfolio of global renewable wind and solar powered generation capacity. He has more than 30 years of experience in the origination and execution of global infrastructure investment initiatives and is committed to the concept of sustainable investing. Mr. Robertson previously served on the Board of Directors of Atlantica Sustainable Infrastructure plc (NASDAQ: AY), a publicly listed affiliate of Algonquin traded on the NASDAQ exchange. Mr. Robertson received an electrical engineering degree from the University of Waterloo, a Master of Business Administration from York University, and a Master of Law from the Law School of the University of Toronto. He is a professional engineer and holds a Chartered Financial Analyst designation. Embark believes Mr. Robertson is well-qualified to serve on its board of directors due to his business experience and contacts and relationships.
Family Relationships
There are no family relationships among any of Embark’s directors or executive officers.
Corporate Governance
Composition of the Board of Directors
When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable Embark’s board of directors to satisfy its oversight responsibilities effectively in light of its business and structure, the board of directors expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.
Embark’s board of directors consists of seven directors. In accordance with Embark’s Charter, the board of directors is be divided into three classes with staggered three-year terms. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Embark’s directors are divided among the three classes as follows:
•The Class I directors are Patricia Chiodo, Alex Rodrigues and Penelope Herscher and their terms will expire at the 2025 annual meeting of stockholders;
•The Class II directors are Elaine Chao and Ian Robertson, and their terms will expire at the 2023 annual meeting of stockholders; and
•The Class III directors are Pat Grady and Brandon Moak and their term will expire at the 2024 annual meeting of stockholders.
The division of Embark’s board of directors into three classes with staggered three-year terms may delay or prevent a change of Embark’s management or a change in control.
Committees of the Board of Directors
Embark’s board of directors directs the management of its business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. Embark has a standing audit committee, compensation committee and nominating and governance committee each of which operates under a written charter. In addition, from time to time, special committees may be established under the direction of the board of directors when the board deems it necessary or advisable to address specific issues. The charters of all three committees are available on Embark’s investor relations website, “https://investors.embarktrucks.com/”.
Audit Committee
Embark’s audit committee consists of Patricia Chiodo, Elaine Chao, and Ian Robertson, with Patricia Chiodo serving as the chair of the committee. Embark’s board of directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. Each member of Embark’s audit committee can read and understand fundamental consolidated financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Embark’s board of directors has determined that Patricia Chiodo qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq rules. In making this determination, Embark’s board has considered Patricia Chiodo’s formal education and previous and current experience in financial and accounting roles. Both Embark’s independent registered public accounting firm and its management periodically will meet privately with its audit committee.
Compensation Committee
Embark’s compensation committee consists of Penelope Herscher, Pat Grady and Patricia Chiodo, with Penelope Herscher serving as the chair of the committee. Penelope Herscher, Patricia Chiodo and Pat Grady are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. Embark’s board of directors has determined that Penelope Herscher, Patricia Chiodo and Pat Grady are “independent” as defined under the applicable Nasdaq listing standards, including the standards specific to members of a compensation committee.
The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. Embark will comply with future requirements to the extent requirements become applicable to it.
Nominating and Corporate Governance Committee
Embark’s nominating and corporate governance committee consists of Pat Grady and Ian Robertson, with Ian Robertson serving as the chair of the committee. Embark’s board of directors has determined that Pat Grady and Ian Robertson are “independent” as defined under the applicable listing standards of Nasdaq and SEC rules and regulations.
Code of Ethics
Embark has a code of ethics that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on Embark’s website, https://investors.embarktrucks.com/. Embark intends to make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its website rather than by filing a Current Report on Form 8-K.
Compensation Committee Interlocks and Insider Participation
None of Embark’s executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity, other than Embark, that has one or more executive officers serving as a member of its board of directors.
Item 11. EXECUTIVE COMPENSATION
This section discusses the material components of the executive compensation program for Embark’s executive officers who are named in the “2022 Summary Compensation Table” below. For the year ended December 31, 2022, Embark’s “named executive officers” and their positions were as follows:
•Alex Rodrigues, Chief Executive Officer;
•Richard Hawwa, Chief Financial Officer; and
•Siddhartha Venkatesan, Chief Legal Officer.
2022 Summary Compensation Table
The following table sets forth information concerning the compensation of Embark’s named executive officers for fiscal years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Total ($)
Alex Rodrigues	2022	350,000(2)	—	—	350,000
Chief Executive Officer	2021	180,000	—	57,211,582	57,391,582
Richard Hawwa	2022	350,000	167,500(3)	—	517,500
Chief Financial Officer	2021	228,846	87,500	37,410,000	37,726,346

Siddhartha Venkatesan	2022	329,146	105,000	—	434,146
Chief Legal Officer	2021
_____
(1) Amounts reflect the full grant-date fair value of restricted stock units granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock unit awards made to executive officers in Note 6 to our audited consolidated financial statements included elsewhere in this Form 10-K.
(2) For 2022, Mr. Rodrigues elected to waive a portion of his base salary and instead such funds were donated to certain charitable and similar organizations that were identified and approved by the Company consistent with the applicable Embark policy.
(3) Includes the annual bonus for Mr. Hawwa as well as the portion of Mr.Hawwa’s retention bonus that was earned and no longer subject to repayment in 2022.
Narrative to the Summary Compensation Table
2022 Base Salary
The named executive officers receive a base salary to compensate them for services rendered to Embark. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Mr. Rodrigues had an annual base salary equal to $350,000 but Mr Rodrigues elected to waive a portion of his base salary for 2022 and instead $180,000 was donated to certain charitable and similar organizations identified and approved by the Company consistent with the applicable Embark policy. Mr. Hawwa has an annual base salary equal to $350,000. Mr. Venkatesan had an annual base salary equal to $300,000, which was increased to $350,000 on May 4, 2022. The actual base salaries paid to each named executive officer for 2022 are set forth in the “Summary Compensation Table” above in the column titled “Salary.”
For 2023, the base salaries for each of the named executive officers has been increased to $365,000.
2022 Cash Bonuses
In 2022, Mr. Rodrigues was not eligible to receive an annual bonus, but the Company’s Compensation Committee of the Board of Directors, or the Compensation Committee, approved the opportunity for Messrs. Hawwa and Venkatesan to receive an annual bonus in respect of their services for 2022 in an amount equal to 30% of their annual base salary. The Compensation Committee, together Mr. Rodrigues, determined on a discretionary basis that Messrs. Hawwa and Venkatesan were each entitled to receive an annual bonus, in an amount equal to their target bonus, or $105,000, which was paid in December 2022. The annual bonuses paid to Messrs. Hawwa and Venkatesan are set forth in the “Summary Compensation Table” above in the column titled “Bonus.”
In connection with commencement of employment, Mr. Hawwa received a retention bonus equal to $150,000. Such retention bonus was paid shortly after his employment start date, but was subject to repayment on a prorated basis in the event of termination by the Company for Cause or by Mr. Hawwa without Good Reason (each as defined in his offer letter and described below) during the first twelve months of his employment. The amount included in the “Summary Compensation Table” above in the column titled “Bonus” reflects the portion that was earned and no longer subject to repayment in 2022.
Equity Compensation
Embark maintains its 2021 Incentive Award Plan, under which Embark may grant cash and equity incentive awards to directors, employees (including its named executive officers) and consultants in order to continue to attract, motivate and retain the talent for which it competes. No awards were granted to the named executive officers under the 2021 Incentive Award Plan in 2022, in part given the grants of restricted stock units made to our named executive officers in 2021.
On December 23, 2022, the Company completed a repricing transaction for certain holders of outstanding options pursuant to which the exercise price per share equal to the fair market value of the closing price of the Company’s Class A common stock on December 23, 2022. None of Embark’s named executive officers participated in such repricing.

Other Elements of Compensation
Retirement Plans

Embark maintains a 401(k) retirement savings plan for its employees, including its named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Embark believes that providing a vehicle for tax-deferred retirement savings though its 401(k) plan adds to the overall desirability of its executive compensation package and further incentivizes its employees, including its named executive officers, in accordance with its compensation policies.
Employee Benefits and Perquisites
All of Embark’s full-time employees, including its named executive officers, are eligible to participate in its health and welfare plans, including:
•medical, dental and vision benefits;
•medical and dependent care flexible spending accounts;
•life insurance and accidental death and dismemberment;
•commuter benefits; and
•cell phone, internet and home-office stipend.
Embark believes the benefits described above are necessary and appropriate to provide a competitive compensation package to its employees, including its named executive officers.
Embark does not provide any material perquisites to its named executive officers.
No Tax Gross-Ups
Embark does not make gross-up payments to cover its named executive officers’ personal income taxes that may pertain to any of the compensation or benefits paid or provided by Embark.
Outstanding Equity Awards at Fiscal Year-End Table
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (Time-Based Vesting) (#)	Market Value of Shares or Units of Stock That Have Not Vested (Time-Based Vesting) ($)(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (Performance-Based Vesting) (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (Performance-Based Vesting) ($)(1)
Alex Rodrigues Chief Executive Officer	7/30/2021	__	__	242,212 (2)	$796,877
Richard Hawwa Chief Financial Officer	6/28/2021	135,167 (3)	$444,703	__	__
Siddhartha Venkatesan Chief Legal Officer	11/10/2021	22,372 (4)	$73,604	__	__
_______
(1) Represents the closing market price per share of our common stock of $3.29, as of December 30, 2022.
(2) This represents the number of shares Class A common stock that vest upon hitting the immediately subsequent stock price hurdle associated with the award of performance-based RSUs (i.e., $400.00) (calculated based on the 90-day volume weighted average price or, in the event of a change in control, the fair market value based on the terms of such change in control), subject to continued service through the vesting date. If the maximum stock price hurdle ($2,000) is achieved following the achievement of the five preceding stock price hurdles ($400, $700, $1,000, $1,300 and $1,600), Mr. Rodrigues will be entitled to a cumulative number of shares of Class A common stock equal to 1,453,272 in respect of such RSUs. See “—Equity Compensation” for further details on such awards.

(3) Twenty-five percent (25%) of the RSUs vested on May 1, 2022 and the remaining seventy-five percent (75%) of the RSUs vested (or will vest) in equal monthly installments thereafter, in each case, subject to Mr. Hawwa’s continued employment with the Company through the applicable vesting date.
(4) Twenty-five percent (25%) of the RSUs vested on April 5, 2022 and the remaining seventy-five percent (75%) of the RSUs vested (or will vest) in equal monthly installments thereafter, in each case, subject to Mr. Venkatesan’s continued employment with the Company through the applicable vesting date.
Executive Compensation Arrangements
Each of Embark’s named executive officers is subject to an offer letter and confidential information and inventions assignment agreement with the Company. Embark’s named executive officers’ agreements are generally described below.
Alex Rodrigues
On May 9, 2018, the Company and Mr. Rodrigues entered into an offer letter (the “Rodrigues Offer Letter”), providing for his position as Chief Executive Officer of the Company. Mr. Rodrigues’s employment with the Company is at-will and either party may terminate Mr. Rodrigues’s employment at any time for any reason. The Rodrigues Offer Letter provides that Mr. Rodrigues is entitled to a base salary of $100,000 per year (which had subsequently been increased to $180,000). However, for 2022, Mr Rodrigues elected to waive his base salary. Mr. Rodrigues is also subject to certain confidentiality and inventions assignment obligations pursuant to a separate confidential information and invention assignment agreement, including perpetual confidentiality and a one-year post-termination non-solicit of employees and to the extent appropriate to enforce the Company’s rights to applicable trade secrets, a non-solicit of customers and other business relations.
Richard Hawwa
On April 2, 2021, the Company and Mr. Hawwa entered into an offer letter (the “Hawwa Offer Letter”), providing for his position as Chief Financial Officer of the Company. Mr. Hawwa’s employment with the Company is at-will and either party may terminate Mr. Hawwa’s employment at any time for any reason.
The Hawwa Offer Letter provides that Mr. Hawwa is entitled to a base salary of $350,000 per year. In addition, the Hawwa Offer Letter provides that Mr. Hawwa is entitled to a retention bonus in the amount of $150,000 (the “Hawwa Retention Bonus”). The Hawwa Retention Bonus was earned after Mr. Hawwa completes 12 months of employment following May 1, 2021 (i.e., Mr. Hawwa’s start date). If Mr. Hawwa’s employment with the Company had been terminated for Cause or by Mr. Hawwa for any reason other than a Resignation Good Reason, Mr. Hawwa would have been obligated to immediately repay the prorated amount of the Hawwa Retention Bonus (e.g., an amount equal to 1/12th multiplied by (i) (A) 12 less (B) the number of whole months of employment Mr. Hawwa has completed with the Company).
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
Siddhartha Venkatesan
On March 15, 2021, the Company and Mr. Venkatesan entered into an offer letter (the “Venkatesan Offer Letter”), providing for his position as Chief Legal Officer of the Company. Mr. Venkatesan’s employment with the Company is at-will and either party may terminate Mr. Venkatesan’s employment at any time for any reason.
The Venkatesan Offer Letter provides that Mr. Venkatesan is entitled to a base salary of $300,000 per year (which has subsequently been increased to $350,000). In addition, the Venkatesan Offer Letter provided that Mr. Venkatesan was entitled to receive a signing bonus in the amount of $100,000, which was paid in 2021.
In the event of Mr. Venkatesan’s termination without Cause by the Company or Mr. Venkatesan’s Resignation for Good Reason on or prior to the twelve month anniversary of his start date (i.e., on or prior to April 5, 2022), subject to Mr. Venkatesan’s execution and non-revocation of a release of claims, Mr. Venkatesan will be entitled to receive (i) twelve months of base salary continuation and (ii) twelve months of continued coverage under the Company’s group health plans, with such coverage paid by the Company. In the event of Mr. Venkatesan’s termination without Cause by the Company or Mr. Venkatesan’s Resignation for Good Reason following the twelve month anniversary of his start date (i.e., after April 5, 2022), subject to Mr. Venkatesan’s execution and non-revocation of a release of claims, Mr. Venkatesan will be entitled to receive (i) six months of base salary continuation and any other incentive cash compensation Mr. Venkatesan would have been eligible to receive in the six months following his termination, (ii) 50% of Mr. Venkatesan’s annual target bonus and (ii) twelve months of continued coverage under the Company’s group health plans, with such coverage paid by the Company
For purposes of the Venkatesan Offer Letter, “Cause” means (i) Mr. Venkatesan’s unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure causes material harm to the Company, (ii) Mr. Venkatesan’s material breach of any agreement between Mr. Venkatesan and the Company, (iii) Mr. Venkatesan’s material failure to comply with the Company’s written policies or rules, (iv) Mr. Venkatesan’s conviction of, or his plea of “guilty” or “no contest” to, a felony under the laws of the U.S: or any state, (v) Mr. Venkatesan’s gross negligence or willful misconduct, (vi) Mr. Venkatesan’s continuing failure to perform assigned duties after receiving written notification of the failure from the Company’s board of directors or (vii) Mr. Venkatesan’s failure to cooperate in good faith with a governmental or internal investigation of the Company or its directors, officers or employees, if the Company has requested Mr. Venkatesan’s cooperation. The Company will provide Mr. Venkatesan with written notice within 90 days of the occurrence of Cause and provide him with least thirty days to cure for Cause with respect to subparts (i), (iii), (v) or (vii).
For purposes of the Venkatesan Offer Letter, “Resignation from Good Reason” means a separation as a result of Mr. Venkatesan’s resignation within 12 months after one of the following conditions has come into existence without Mr. Venkatesan’s consent: (i) a reduction in Mr. Venkatesan’s base salary by more than 10%, other than in connection with similar decreases of other officers of the Company, (ii) a material diminution of Mr. Venkatesan’s authority, duties or responsibilities provided however, that a change in Mr. Venkatesan’s position following a change in control shall not constitute Good Reason so long as Mr. Venkatesan retains substantially the same duties and responsibilities of a division, subsidiary or business unit that constitutes substantially the same business of the Company following the change in control or (iii) a material change in the Company’s remote work policies requiring a relocation of Mr. Venkatesan’s principal workplace by more than 30 miles. A resignation for Good Reason will not be deemed to have occurred unless Mr. Venkatesan gives the Company written notice of the condition within 90 days after the condition comes into existence and the Company fails to remedy the condition within 30 days after receiving Mr. Venkatesan’s written notice.
Mr. Venkatesan is also subject to certain confidentiality and inventions assignment obligations pursuant to a separate confidential information and invention assignment agreement, including perpetual confidentiality and a one-year post-termination non-solicit of employees.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Elaine Chao.........................	98,390	174,986	273,376
Patricia Chiodo....................	102,510	174,986	277,496
Pat Grady............................	60,650	174,896	235,546
Penelope Herscher.............	68,464	119,277	187,741
Ian Robertson......................	67,682	174,896	242,578
___________
(1) Amounts reflect the full grant-date fair value of restricted stock units and options granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock unit and option awards made to directors in Note 6 to our audited consolidated financial statements included elsewhere in this Form 10-K.
The table below shows the aggregate numbers of unvested stock and option awards held as of December 31, 2022 by each non-employee director.

Name	Stock Awards Outstanding at 2022 Fiscal Year End	Option Awards Outstanding at 2022 Fiscal Year End
Elaine Chao.............................................................	4,942	36,355
Patricia Chiodo........................................................	5,547	__
Pat Grady................................................................	4,942	__
Penelope Herscher.............	23,114	__
Ian Robertson..........................................................	4,942	__
In 2021, Elaine Chao commenced her services as a non-employee director and received a grant of stock options to purchase 1,342,353 shares of our common stock, which vest in equal monthly installments over the first 48 months of her continuous service (which commenced on February 24, 2021), subject to certain acceleration to the extent she terminates her service due to her acceptance of a qualifying governmental position. In addition, Ms. Chao was entitled to an annual cash retainer of $125,000, payable in quarterly installments. Further, Patricia Chiodo commenced her services as a non-employee director and received a grant of 17,522 restricted stock units, one-sixteenth (1/16) of which vested on December 7, 2021 and the remainder of which will vest in equal monthly installments over the 45 months thereafter, subject to her continuous service. In addition, Ms. Chiodo was entitled to an annual cash retainer of $75,000, payable in quarterly installments.
In April 2022, we adopted a non-employee director compensation policy, pursuant to which all of our non-employee directors at the time were entitled to receive compensation under the policy, including Mmes. Chao and Chiodo. Pursuant to this policy, each eligible non-employee director will be entitled to certain cash fees, including an annual retainer of $75,000. In addition, non-employee directors serving on one or more committees of our board of directors will receive the following additional annual fees, each earned and paid on a quarterly basis: (a) the chair of our audit committee will receive an additional annual fee of $25,000 and other members of our audit committee will receive an additional fee of $12,500, (b) the chair of our compensation committee will receive an additional annual fee of $15,000, and other members of our compensation committee will each receive an additional annual fee of $7,500; and (c) the chair of our nominating and governance committee will receive an additional annual fee of $10,000, and other members of our nominating and governance committee will receive an additional annual fee of $5,000.
Pursuant to this policy, each eligible non-employee director will also be entitled to certain equity-based compensation. Eligible non-employee directors who are engaged in their role as of the date of any annual shareholder meeting will receive an annual restricted stock unit award with a grant date value of $175,000, which will vest at a rate of in equal monthly installments over the one-year period following the annual shareholder meeting, subject to the non-employee director continuing in service through each such date. Each non-employee director who is elected or appointed to the board other than at the annual shareholder meeting will receive, on the date of the initial election or appointment a one-time restricted stock unit award with a grant date value of $175,000, which will vest in equal monthly installments over the four-year period following the non-employee director’s election or appointment, subject to the non-employee director continuing in service through each such date. In the event of a Change in Control (as defined in the 2021 Incentive Award Plan), the equity awards granted pursuant to this policy (including those described below pursuant to the amended and restated policy) will accelerate and vest in full.
In September 2022, in connection with Ms. Herscher’s appointment to our board of directors, we amended and restated our non-employee director compensation policy such that, in the addition to the above compensation, the non-employee director who services as chairperson of our board of directors will receive an additional annual fee of $75,000, payable on a quarterly basis, and each non-employee director who is elected or appointed to the board other than at the annual shareholder meeting will receive, on the date of the initial election or appointment, a one-time, prorated restricted stock unit award with a grant date value equal to $175,000, multiplied by (x) 365 less the number of days since the annual shareholder meeting preceding the non-employee director’s election or appointment, divided by (y) 365, which will vest in equal monthly installments commencing on the first month following the non-employee director’s election or appointment and ending in the month of the annual shareholder meeting following such election or appointment, subject to the non-employee director continuing in service through each such date.

Securities Authorized For Issuance under Equity Compensation Plans

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders(1)	1,909,476(2)	$3.17(3)	3,486,031(4)
Equity compensation plans not approved by security holders	—	—	—
Total	1,909,476	$3.17	3,486,031

_______
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
(4) Includes 2,717,294 shares available for future issuance under our 2021 Incentive Award Plan and 768,737 shares available for future issuance under our ESPP. The number of shares available for issuance under our 2021 Incentive Award Plan increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) 5.0% of the aggregate number of outstanding shares of our Class A common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. The number of shares available for issuance under our ESPP increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) 1.0% of the aggregate number of outstanding shares of our Class A common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. There are no shares available for future issuance under the 2016 Plan.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES
The following table sets forth information regarding the beneficial ownership of Class A Common Stock and Class B Common Stock as of February 28, 2023 by:
•each person who is known to be the beneficial owner of more than 5% of shares of Embark Common Stock; and
•each of Embark’s current executive officers and directors;

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
Percentage ownership of Embark’s voting securities is based on 19,085,596 shares of its Class A Common Stock and 4,353,948 shares of its Class B Common Stock issued and outstanding as of February 28, 2023.
Unless otherwise indicated, Embark believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock	%	Number of Shares of Class B Common Stock	%
5% Holders
Entities Affiliated With Sequoia Capital(2).....	2,657,204	13.8%	—	—
Data Collective IV, L.P.(3)..............................	3,186,007	16.5%	—	—
Directors and Executive Officers
Alex Rodrigues(4)............................................	—	—	2,501,716	57.5%
Brandon Moak(5).............................................	—	—	1,852,232	42.5%
Richard Hawwa..............................................	114,520	*	—	—
Siddhartha Venkatesan...................................	31,775	*	—	—
Elaine Chao....................................................	22,372	*	—	—
Pat Grady(6).....................................................	2,702,565	14.0%	—	—
Patricia Chiodo...............................................	8,580	*	—	—
Ian Robertson(7).............................................	15,217	*	—	—
Penelope Herscher.........................................	8,614	*	—	—
All directors and officers as a group (ten individuals).....................................................	2,903,643	15.0%	4,353,948	100.0%
________
* Less than one percent.
(1) Unless otherwise noted, the business address of each of the following entities or individuals is 321 Alabama Street, San Francisco, CA 94110.
(2) Consists of (i) 933,966 shares of Class A common stock held of record by Sequoia Capital U.S. Growth Fund VII, L.P. (“GFVII”); (ii) 55,342 shares of Class A common stock held of record by Sequoia Capital U.S. Growth VII Principals Fund, L.P. (“GFVII PF”, and collectively with GFVII, the “GFVII Funds”); (iii) 1,281,580 shares of Class A common stock held of record by Sequoia Capital U.S. Venture Fund XV, L.P. (“SC XV”); (iv) 77,130 shares of Class A common stock held of record by Sequoia Capital U.S. Venture Partners Fund XV (Q), L.P. (“STPQ XV”); (v) 27,704 shares of Class A common stock held of record by Sequoia Capital U.S. Venture Partners Fund XV, L.P. (“STP XV”); and (vi) 281,482 shares of Class A common stock held of record by Sequoia Capital U.S. Venture XV Principals Fund, L.P. (“SC XV PF”, and collectively with SC XV, STPQ XV and STP XV, the “SC XV Funds”). SC US (TTGP), Ltd. is (i) the general partner of SC U.S. Growth VII Management, L.P., which is the general partner of each of the GFVII Funds, and (ii) the general partner of SC U.S. Venture XV Management, L.P., which is the general partner of each of the SC XV Funds. The directors and stockholders SC U.S. Venture XV Management, L.P. who exercise voting and investment discretion with respect to the SC XV Funds include Douglas Leone, Roelof Botha, Alfred Lin and James Goetz. The directors and stockholders of SC US (TTGP), Ltd. who exercise voting and investment discretion with respect to the GFVII Funds include Pat Grady, one of Embark Technology’s director nominees. The directors and stockholders of SC US (TTGP), Ltd. who exercise voting and investment discretion with respect to the GFVII Funds include Douglas Leone, Roelof Botha, Pat Grady, Carl Eschenback and James Goetz. Mr. Grady expressly disclaims beneficial ownership of the shares held by the GF VII Funds. The address for each of the Sequoia Capital entities identified in this footnote is 2800 Sand Hill Road, Suite 101, Menlo Park, California 94025.
(3) Consists of 3,186,007 shares of Class A common stock held of record by Data Collective IV, L.P. Data Collective IV GP, LLC, or DCVC IV GP, is the general partner of Data Collective IV, L.P. (“DCVC IV”). Zachary Bogue and Matthew Ocko are the managing members of DCVC IV GP. Zachary Bogue and Matthew Ocko exercise voting and dispositive power over the shares held by DCVC IV. The address of the entities listed herein is 270 University Avenue, Palo Alto, California 94301.
(4) Consists of shares Class B common stock held by Mr. Rodrigues as grantor-trustee of the Alex Rodrigues Living Trust.
(5) Consists of shares Class B common stock held by Mr. Moak as grantor-trustee of the Brandon Moak Living Trust.
(6) Consists of (a) 45,361 shares of Class A common stock held by Mr. Grady and (b) shares listed in footnote 2 above to be held of record by entities affiliated with Sequoia Capital. Mr. Grady, one of Embark Technology’s director nominees, is a partner of Sequoia Capital and, therefore, may be deemed to exercise voting and investment discretion with respect to the shares listed in footnote 2 above. Mr. Grady disclaims beneficial ownership of the shares held by the Sequoia Capital entities.
(7) Consists of 8,226 shares of Class A common stock and 139,834 warrants to purchase 1/20th of one share of Class A common stock. Techno Whiz Kid Inc. is the record holder of such shares and warrants, and Techno Whiz Kid Inc. is controlled by Mr. Robertson. The address for Mr. Robertston is 4801 Main Street, Suite 1000 Kansas City, Missouri 64112. The address for Techno Whiz Kid Inc. is 6 Raymar Place, Oakville, Ontario Canada L6J 6M1.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Related Person Transactions
Embark’s board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). Embark has a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, Embark’s legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. In addition, any potential related person transaction that is proposed to be entered into by Embark must be reported to Embark’s Chief Legal Officer, by both the related person and the person at Embark responsible for such potential related person transaction.
If Embark’s legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, Embark’s Chief Legal Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Any proposed transaction that has been identified as a related person transaction may be consummated or materially amended only following approval by the Audit Committee in accordance with the provisions of Embark’s policy. No director may participate in approval of a related person transaction for which he or she is a related person. In the event that advance Audit Committee approval of a related person transaction requiring approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval by the chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided that if the Audit Committee’s ratification is not forthcoming management shall make all reasonable efforts to cancel or annul such related person transaction. Any related person transaction, if not a related person transaction when originally consummated, or if not initially identified as a related person transaction prior to consummation, shall be submitted to the Audit Committee for review and ratification at the Audit Committee’s next regularly scheduled meeting upon the recognition. The Audit Committee shall consider whether to ratify and continue, amend and ratify, or terminate and rescind such related person transaction and if the Audit Committee’s ratification is not forthcoming management shall make all reasonable efforts to cancel or annul such related person transaction.
Embark’s management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions.
Relationships and Transactions with Directors, Executive Officers and Significant Stockholders
Registration Rights Agreement
In connection with the closing of the Business Combination, Embark entered into a Registration Rights Agreement with the Sponsor and certain former equity holders of Embark Trucks. The Registration Rights Agreement, subject to the terms thereof, requires Embark to, among other things, file a resale shelf registration statement on behalf of the Sponsor and the other parties to the Registration Rights Agreement and their respective permitted transferees within thirty (30) days following the closing of the Business Combination. The Registration Rights Agreement provides for certain demand rights and piggyback registration rights in favor of each of the Sponsor and the other parties to the Registration Rights Agreement and their respective permitted transferees, subject to customary underwriter cutbacks. Embark has agreed to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.
Proxy Voting Agreement
In connection with the closing of the Business Combination, Embark entered into a third party proxy voting agreement (the “Proxy Voting Agreement) dated November 10, 2021, by and among Brandon Moak, Alex Rodrigues and, solely with respect to certain enumerated provisions, Embark Trucks, Inc. Pursuant to the Proxy Voting Agreement, Mr. Moak has provided Mr. Rodrigues with an irrevocable proxy on all matters requiring a shareholder vote on behalf of himself and any permitted transferees. The Proxy Voting Agreement provides for reciprocal rights to the extent Mr. Moak (or his permitted transferees) own a greater number of shares of common stock. The Proxy Voting Agreement includes certain termination provisions including the consummation of a change of control and the occurrence of the Sunset Date (as defined in the Charter) other than as a result of death or disability.
Director Independence
As a result of Embark’s Class A common stock being listed on Nasdaq, Embark must comply with the applicable rules of such exchange in determining whether a director is independent. Embark undertook a review of the independence of the individuals named above and have determined that each of Elaine Chao, Patricia Chiodo, Pat Grady, Penelope Herscher and Ian Robertson are “independent” as defined under the applicable Nasdaq rules.
Item 14. Principal Accountant Fees and Services (PCAOB ID: 34)
Deloitte & Touche LLP served as Embark’s independent auditor for the years ended December 31, 2022 and 2021. The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP in connection with this audit of the annual consolidated financial statements for the years ended December 31, 2022 and 2021.
The fees billed by Deloitte & Touche LLP were as follows (in thousands):

	2022	2021
Audit Fees	$1,776	$1,266
Audit-Related Fees	196	131
Total Fees	$1,972	$1,397
As used in the table above, the following terms have the meanings set forth below.
Audit Fees
The fees for professional services rendered in connection with the audit of Embark’s annual consolidated financial statements, for the review of the consolidated financial statements included in Embark’s Quarterly Reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
Audit-Related Fees
The fees for assurance and related services that are reasonably related to the performance of the audit or review of Embark's consolidated financial statements.
All audit and permitted non-audit services must be pre-approved by the audit committee. In 2022, there were no audit-related services or fees.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)
1. consolidated financial statements.
See the Index to the consolidated financial statements in “Item 8. consolidated financial statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated into this item by reference.
2. Financial Statement Schedules.
No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.
3. List of Exhibits.
See the Exhibit Index in Item 15(b) below, which is incorporated into this item by reference.
(b)
The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger, dated as of June 22, 2021, by and among Northern Genesis Acquisition Corp. II, NGAB Merger Sub Inc. and Embark Trucks Inc.	8-K	001-39881	2.1	June 23, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Northern Genesis Acquisition Corp. II.	8-K	001-39881	3.1	November 17, 2021

3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Embark Technology, Inc.	8-K	001-39881	3.1	August 16, 2022

3.3	Amended and Restated Bylaws of Embark Technology, Inc.	8-K	001-39881	3.2	November 17, 2021

4.1	Specimen Warrant Certificate of Embark Technology, Inc.	S-4	333-257647	4.5	October 13, 2021

4.2	Specimen Class A Common Stock Certificate of Embark Technology, Inc.	S-4	333-257647	4.6	October 13, 2021

4.3	Warrant Agreement, dated as of January 12, 2021, by and among Northern Genesis Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39881	4.1	January 19, 2021

10.1	Sponsor Support Agreement, dated June 22, 2021, by and among Northern Genesis Sponsor II LLC, Northern Genesis Acquisition Corp. II, each officer and director of Northern Genesis Acquisition Corp. II and Embark Trucks Inc.	8-K	001-39881	10.1	June 23, 2021

10.2	Company Holders Support Agreement, dated June 22, 2021, by and among Northern Genesis Acquisition Corp. II, Embark Trucks Inc. and certain stockholders of Embark Trucks Inc.	8-K	001-39881	10.2	June 23, 2021

10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto.	8-K	001-39881	10.3	June 23, 2021

10.4	Registration Rights Agreement, by and among Embark Technology, Inc., Northern Genesis Sponsor II LLC, and certain former stockholders of Embark Trucks Inc.	8-K	001-39881	10.4	November 17, 2021

10.5	Form of Letter Agreement from Northern Genesis II LLC and Northern Genesis Acquisition Corp. II’s officers, directors and director nominees.	S-1	333-251639	10.1	January 4, 2021

10.6	Investment Management Trust Agreement, dated January 12, 2021, between Northern Genesis Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee.	8-K	001-39881	10.1	January 19, 2021

10.7	Administrative Services Agreement, dated January 12, 2021, between Northern Genesis Acquisition Corp. II and Northern Genesis Sponsor II LLC.	8-K	001-39881	10.4	January 19, 2021

10.8	Private Placement Warrant Subscription Agreement, dated January 12, 2021, between Northern Genesis Acquisition Corp. II and Northern Genesis Sponsor II LLC.	8-K	001-39881	10.3	January 19, 2021

10.9	Form of Indemnification Agreement with Executive Officers and Directors of Northern Genesis Acquisition Corp. II dated January 12, 2021.	8-K	001-39881	10.5	January 19, 2021

10.10	Amended and Restated Forward Purchase Agreement, dated April 21, 2021, between Northern Genesis Acquisition Corp. II and Northern Genesis Capital LLC.	8-K	001-39881	10.1	April 27, 2021

10.11	Form of Forward Purchase Agreement, dated as of April 21, 2021, between Northern Genesis Acquisition Corp. II and certain additional investors.	8-K	001-39881	10.2	April 27, 2021

10.12	Founder Shares Purchase Agreement, dated October 2, 2020, between Northern Genesis Acquisition Corp. II and Northern Genesis Sponsor II LLC.	S-1	333-251639	10.9	January 4, 2021

10.13#	Form of Notice Stock Option Grant and Embark Trucks Inc. 2016 Stock Option Agreement.	S-4	333-257647	10.13	July 2, 2021

10.14#	Form of Notice of Restricted Stock Unit Grant Award and Embark Trucks Inc. 2016 Stock Plan.	S-4	333-257647	10.14	July 2, 2021

10.15#	Embark Trucks Inc. Amended and Restated 2016 Stock Plan.	S-4	333-257647	10.15	July 2, 2021

10.16#	Embark Technology, Inc. 2021 Incentive Award Plan.	S-4	333-257647	10.16	October 13, 2021

10.17#	Embark Technology, Inc. 2021 Employee Stock Purchase Plan.	S-4	333-257647	10.17	October 13, 2021

10.18#	Offer Letter Agreement, dated as of May 9, 2018, by and between Embark Trucks Inc. and Alex Rodrigues.	S-4	333-257647	10.18	July 2, 2021

10.19#	Offer Letter Agreement, dated as of May 9, 2018, by and between Embark Trucks Inc. and Brandon Moak.	S-4	333-257647	10.19	July 2, 2021

10.20#	Offer Letter Agreement, dated as of May 9, 2018, by and between Embark Trucks Inc. and Mike Reid.	S-4	333-257647	10.20	July 2, 2021

10.21#	Offer Letter Agreement, dated as of May 15, 2021, by and between Embark Trucks Inc. and Stephen Houghton.	8-K	001-39881	10.1	February 1, 2022

10.22#	Offer Letter Agreement, dated as of April 2, 2021, by and between Embark Trucks Inc. and Richard Hawwa.	S-1	333-265338	10.22	June 1, 2022

10.23#	Offer Letter Agreement, dated as of March 15, 2021 by and between Embark Trucks, Inc. and Siddhartha Venkatesan.	S-1	333-265338	10.23	June 1, 2022

10.24	Proxy Voting Agreement.	8-K	001-39881	10.21	November 17, 2021

10.25	Common Stock Purchase Agreement, dated as of May 31, 2022, by and between Embark Technology, Inc. and CF Principal Investments LLC.	8-K	001-39881	4.1	June 1, 2022

10.26	Cantor Registration Rights Agreement, dated as of May 31, 2022, by and between Embark Technology, Inc and CF Principal Investments LLC.	8-K	001-39881	4.2	June 1, 2022

10.27#	Form of Founder Award Agreement.	S-8	333-262131	10.1	January 13, 2022

10.28#	Restricted Stock Unit Award Agreement under the Embark Technology, Inc. 2021 Incentive Award Plan.	10-Q	001-39881	10.2	November 8, 2022

10.29#	Embark Technology, Inc. Non-Employee Director Compensation Policy.	8-K	001-39881	10.1	September 13, 2022

10.30*	Director Offer Letter Agreement, dated as of February 24, 2021, by and between Embark Trucks Inc. and Elaine Chao.

10.31*	Director Offer Letter Agreement, dated as of February 24, 2021, by and between Embark Trucks Inc. and Elaine Chao.

10.32*	Form of Director Indemnification Agreement.

21.1	List of Significant Subsidiaries.	S-1	333-261324	21.1	November 24, 2021

23.1*	Consent of Deloitte & Touche LLP.	—	—	—	Filed Herewith

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed Herewith

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed Herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished Herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed Herewith

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
________________
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
Date: March 28, 2023
	By:	/s/ Richard Hawwa
Name: Richard Hawwa Title: Chief Financial Officer
POWER OF ATTORNEY
Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-K has been signed by the following person in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alex Rodrigues	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2023
Alex Rodrigues
/s/ Richard Hawwa	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 28, 2023
Richard Hawwa
/s/ Brandon Moak	Director and Chief Technology Officer	March 28, 2023
Brandon Moak
/s/ Elaine Chao	Director	March 28, 2023
Elaine Chao
/s/ Patricia Chiodo	Director	March 28, 2023
Patricia Chiodo
/s/ Patrick Grady	Director	March 28, 2023
Patrick Grady
/s/ Penelope Herscher	Director	March 28, 2023
Penelope Herscher
/s/ Ian Robertson	Director	March 28, 2023
Ian Robertson