Form 10-Q
period 2023-03-31
Embark Technology, Inc.
filed 2023-05-15
CIK 1827980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023.
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	EMBK	The Nasdaq Global Market
Warrants, each whole warrant exercisable for 1/20th share of Class A common stock at an exercise price of $11.50 per warrant	EMBKW	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of May 9, 2023, the number of shares of the issuer’s Class A common stock outstanding was 19,695,752 and the number of outstanding shares of the issuer’s Class B common stock was 4,353,948.

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Embark,” the “Company,” “we,” “us,” and “our,” and similar references refer to Embark Technology, Inc. and its wholly owned subsidiaries following the Business Combination (as defined herein) and to Embark Trucks, Inc. prior to the Business Combination.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that are forward‑looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” ”will,” “would” and negatives of these words and similar expressions may identify forward‑looking statements, but the absence of these words does not mean that a statement is not forward‑looking.
Forward‑looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
•Embark’s ability to continue as a going concern
•Embark’s public securities’ potential liquidity and trading;
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
◦Embark’s ability to execute upon strategic alternatives and other business strategies identified by its Board; and
•other factors detailed under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and the section entitled “Risk Factors” in Embark’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “Annual Report”).
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).

Embark Technology, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$126,202	$157,622
Restricted cash, short-term	667	65
Prepaid expenses and other current assets	7,333	7,886
Total current assets	134,202	165,573
Restricted cash, long-term	210	812
Property, equipment and software, net	4,754	20,608
Operating lease right-of-use assets	9,395	21,958
Other assets	4,874	5,779
Total assets	$153,435	$214,730
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$909	$1,036
Accrued expenses and other current liabilities	7,902	3,885
Current portion of operating lease liabilities	2,498	3,250
Short-term notes payable	486	493
Total current liabilities	11,795	8,664
Long-term notes payable	1,178	1,297
Warrant liability	435	463
Non-current portion of operating lease liabilities	14,224	19,222
Other long-term liability	110	110
Total liabilities	27,742	29,756
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and none outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 4,000,000,000 shares authorized, 19,532,651 shares issued as of March 31, 2023; 4,000,000,000 shares authorized, 19,050,207 shares issued as of December 31, 2022	2	2
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 4,353,948 shares issued as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	474,819	471,038
Accumulated deficit	(349,128)	(286,066)
Total stockholders’ equity	125,693	184,974
Total liabilities and stockholders’ equity	$153,435	$214,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$14,462	$18,695
General and administrative	17,850	21,926
Restructuring costs	9,531	—
Impairment of long-lived assets	23,288	—
Total operating expenses	65,131	40,621
Loss from operations	(65,131)	(40,621)
Other income (expense):
Change in fair value of warrant liability	28	22,156
Other income	261	26
Interest income	1,809	13
Interest expense	(29)	(21)
Loss before provision for income taxes	(63,062)	(18,447)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(63,062)	$(18,447)
Net loss attributable to common stockholders, basic and diluted	$(63,062)	$(18,447)
Net loss per share attributable to common stockholders:
Basic and diluted, Class A and Class B	$(2.67)	$(0.82)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	23,630,012	22,631,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	19,050,207	$2	4,353,948	$—	23,153,266	$471,038	$(286,066)	$184,974

Shares issued upon exercise of stock options	177,166	—	—	—	—	220	—	220
Shares issued upon vesting of restricted stock units	305,278	—	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	—	10	—	10
Stock-based compensation	—	—	—	—	—	3,551	—	3,551
Net Loss	—	—	—	—	—	—	(63,062)	(63,062)
Balance at March 31, 2023	19,532,651	$2	4,353,948	$—	23,153,266	$474,819	$(349,128)	$125,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Preferred Stock and Stockholder’s Equity
(in thousands, except number of shares)
(unaudited)

	Class A		Class B		Warrants	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	18,141,649	$2	4,353,948	$—	23,153,266	$417,535	$(182,903)	$234,634

Shares issued upon exercise of stock options	—	—	—	—	—	372	—	372
Vesting of early exercised options	—	—	—	—	—	11	—	11
Stock-based compensation	—	—	—	—	—	16,698	—	16,698
Net Loss	—	—	—	—	—	—	(18,447)	(18,447)
Balance at March 31, 2022	18,141,649	$2	4,353,948	$—	23,153,266	$434,616	$(201,350)	$233,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Embark Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(63,062)	$(18,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	840	383
Right-of-use asset amortization	803	488
Stock-based compensation, net of amounts capitalized	3,610	16,602
Impairment of long-lived assets	23,288	—
Change in fair value of warrants	(28)	(22,156)
Loss on sale of property, plant and equipment	(70)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	527	682
Other assets	904	(126)
Operating lease liabilities	(846)	—
Accounts payable	(311)	1,644
Other long-term liability	—	60
Accrued expenses and other current liabilities	4,000	2,645
Net cash used in operating activities	(30,345)	(18,225)
Cash flows from investing activities
Purchase of property, equipment and software	(1,147)	(1,717)
Net cash used in investing activities	(1,147)	(1,717)
Cash flows from financing activities
Payment towards notes payable	(125)	(81)
Proceeds from exercise of stock options	197	372
Repurchase of early exercised options	—	(4)
Net cash provided by financing activities	72	287
Net decrease in cash, cash equivalents and restricted cash	(31,420)	(19,655)
Cash, cash equivalents and restricted cash at beginning of period	158,499	265,020
Cash, cash equivalents and restricted cash at end of period	$127,079	$245,365
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$18
Supplemental schedule of noncash investing and financing activities:
Acquisition of property, equipment and software in accounts payable	$198	$284
Operating lease liabilities	$—	$6,587
Stock-based compensation capitalized into internally developed software	$—	$156
Vesting of early exercised stock options	$10	$15
Cash in transit for option exercise	$24	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Embark Technology, Inc. (“Embark Technology”) was originally incorporated in Delaware on September 25, 2020 under the name Northern Genesis Acquisition Corp. II (“NGA”). Embark Technology was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 10, 2021 (the “Closing Date”), Embark Technology (at such time named Northern Genesis Acquisition Corp. II) consummated the business combination (the “Business Combination”) pursuant to the Agreement and Plan of Merger, dated June 22, 2021 with the pre-Business Combination company, Embark Trucks, Inc. (“Embark Trucks”). In connection with the consummation of the Business Combination, the Company changed its name from Northern Genesis Acquisition Corp. II to Embark Technology, Inc. (“Embark” or the “Company”) and became the parent entity of Embark Trucks.
The principal activities of Embark include design and development of autonomous driving software for the truck freight industry. The Company is headquartered in San Francisco, California and was incorporated in the State of Delaware in 2016. Other than Embark Trucks, the Company has one foreign subsidiary based in Australia, as of March 31, 2023.
The Company has devoted substantially all of its resources to develop its autonomous truck technology, to enable and expand its route models - transfer point and direct-to-customer, to expand its partnerships with shippers and carriers and other potential consumers, to raising capital, and providing general and administrative support for these operations. The Company has not generated revenues from its principal operations from inception through March 31, 2023.
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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the SEC. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
Unaudited Interim Financial Information
These interim Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto contained in Embark’s Annual Report. The condensed consolidated balance sheet at December 31, 2022, has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and the Company’s results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The interim results are not necessarily indicative of the results for any future interim period or for the entire year.
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
Liquidity and Capital Resources, and Ability of the Company to Continue as a Going Concern.
The Company has incurred losses from operations since inception. The Company incurred net losses of $63.1 million and $18.4 million for the three months ended March 31, 2023 and 2022, respectively, and accumulated deficit amounts of $349.1 million and $286.1 million as of March 31, 2023 and December 31, 2022, respectively. Net cash used in operating activities was $30.3 million and $18.2 million for the three months ended March 31, 2023 and 2022, respectively.
The Company’s liquidity is based on its ability to enhance its operating cash flow position, obtain capital financing from equity interest investors, and borrow funds to fund its general operations, research and development activities and capital expenditures. As of March 31, 2023 and December 31, 2022, the Company’s balance of cash and cash equivalents was $126.2 million and $157.6 million, respectively. As Embark has not earned any revenue to date, it has financed its operations primarily through the sale of shares of common stock and preferred stock to fund operations, invest in research and development (“R&D”) and repay borrowings. Embark has explored and exhausted avenues following an extended evaluation by Embark of alternative markets in which to commercialize its technology, and with the lack of success in bringing Embark’s product to those markets, it will not generate revenues in the near future, and may not be able to raise additional financing on terms that are favorable, or at all. As such, Embark believes that its operating losses and negative operating cash flows will continue into the foreseeable future requiring Embark to explore strategic alternatives. These conditions and events raise substantial doubt about Embark’s ability to continue as a going concern.
In response to these conditions, as part of management’s plans, on March 1, 2023, the Board approved a process to explore, review and evaluate a range of potential strategic alternatives, including, without limitation, exploring alternative uses of Embark’s assets to commercialize its technology, additional sources of financing, as well as potential dissolution or winding up of Embark and liquidation of its assets. In addition, on March 3, 2023, Embark announced a workforce restructuring plan and initiated a workforce reduction of approximately 230 employees. Management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about Embark’s ability to continue as a going concern.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
The Company’s most significant estimates and judgments involve the useful lives of long-lived assets, the recoverability and impairment of long-lived assets, the incremental borrowing rate (“IBR”) applied in lease accounting, the capitalization of software development costs, the valuation of the Company’s stock-based compensation, including the valuation of warrants to purchase the Company’s stock and the valuation allowance for income taxes. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had $126.2 million and $157.6 million of cash and cash equivalents, respectively.
The Company maintains letters of credit to secure leases of the Company’s offices and facilities. A portion of the Company’s cash is collateralized in conjunction with the letter of credit and is classified as restricted cash on the Company’s condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company had $0.9 million and $0.9 million in restricted cash, respectively. The Company determines short-term or long-term classification based on the expected duration of the restriction.
The reconciliation of cash and cash equivalents and restricted cash and cash equivalents to amounts presented in the condensed consolidated statements of cash flows are as follows (in thousands):

	As of March,		As of December 31,
	2023	2022	2022

Cash and cash equivalents	$126,202	$244,488	$157,622
Restricted cash, short-term	667	65	65
Restricted cash, long-term	210	812	812
Total cash, cash equivalents and restricted cash	$127,079	$245,365	$158,499

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
Public and Private Warrants
As part of NGA’s initial public offering on October 13, 2020, NGA issued to third party investors 41.4 million units, consisting of one share of Class A common stock of NGA and one-third of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per warrant (the “Public Warrants”). Further, NGA completed the private sale of 6.7 million warrants to NGA's sponsor at a purchase price of $1.50 per warrant (the “Private Placement Warrants” or “Private Warrants”). Following the effectiveness of the Reverse Stock Split on August 16, 2022, the Public and Private Warrants were impacted by the same ratio upon exercise. The Reverse Stock Split did not affect the number of warrants issued and outstanding or the exercise price of the warrants. Each whole warrant is now exercisable for 1/20th of one share of Class A common stock at $11.50 per warrant. Subsequent to the Business Combination, 13.8 million Public Warrants and 6.7 million Private Warrants remained outstanding as of March 31, 2023.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company assesses the recoverability of these assets by comparing the carrying amount of such assets or asset group to the future undiscounted cash flows it expects the assets or asset group to generate. The Company recognizes an impairment loss if the sum of the expected long-term discounted cash flows that the long-lived asset is expected to generate is less than the carrying amount of the long-lived asset being evaluated. The Company analyzed its long-lived assets for impairment and recorded a $23.3 million impairment charge related to property and equipment and its right-of-use assets in its condensed consolidated statements of operations for the three months ended March 31, 2023.
Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance as of March 31, 2023 and December 31, 2022, respectively. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement.
Stock-based Compensation
Stock-based compensation expense related to stock option awards, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted to employees, directors and non-employees are accounted for based on estimated grant-date fair values. For stock option awards and RSUs with service conditions, the Company uses the straight-line method to recognize compensation expense over the requisite service period, which is generally the vesting period, and estimates the fair value of share-based awards using the Black-Scholes option-pricing model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free rate of return and the stock price of the underlying common shares on the date of grant. The fair value of each RSU is based on the fair value of the Company’s common stock on the date of grant. Stock-based compensation for RSUs granted with a performance condition is recognized on a graded vesting basis. Stock-based compensation tor PSUs, is recognized on a graded vesting basis, as the PSUs are associated with market conditions over the holder’s derived service period. The fair value of the PSUs are estimated using the Monte Carlo simulation. The Company accounts for the effect of forfeitures as they occur.
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
In March 2023, the Company ceased further development of its capitalized software in line with its restructuring decision. The Company analyzed its internal use software and recorded a full impairment of the asset for $11.2 million in its condensed consolidated statements of operations for the time period for the three months ended March 31, 2023.
Research and Development Expense
Research and development expense consist of outsourced engineering services, allocated facilities costs, depreciation, internal engineering and development expenses, materials, labor, and stock-based compensation related to development of the Company’s products and services. Research and development costs are expensed as incurred except for amounts capitalized to internal-use software if applicable.
General, and Administrative Expenses
General, and administrative expense consist of personnel costs, allocated facilities expenses, depreciation and amortization, travel, and business development costs.

Restructuring Costs
In March 2023, the Company initiated a reduction in workforce restructuring plan and simultaneously proceeded with potential liquidation of its assets. As a result of this workforce reduction initiative, the Company incurred $9.5 million in employee severance pay and related costs during the three months ended March 31, 2023. The Company is expected to implement further reductions in workforce as a part its restructuring plan in the near future.
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
Other Income
The Company has subleased office space to a third party, as a result of the sublease arrangements, the company has earned rental income which is included as a part of other income. The Company had also received consideration from certain arrangements related to truck transfer services resulting from research and development activities, this has also been presented as other income in the Company’s condensed consolidated statement of operations.
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
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the redeemable convertible preferred stock do not have a contractual obligation to share in any losses. No dividends were declared or paid for three months ended March 31, 2023. No preferred stock was outstanding as of March 31, 2023.
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

Comprehensive Loss
Comprehensive loss is defined as the total change in stockholders’ equity during the period other than from transactions with stockholders. Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized losses on investments classified as available-for-sale. There was no other comprehensive loss for three months ended March 31, 2023 and 2022.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on its consolidated financial statements. There was no impact to the Company's consolidated financial statements as a result of adopting this standard on January 1, 2023.
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
In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50)." ASU 2022-04 is intended to establish disclosures that enhance the transparency of a supplier finance program used by an entity in connection with the purchase of goods and services. Supplier finance programs, which also may be referred to as reverse factoring, payables finance or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary. Under the guidance, a buyer in a supplier finance program would disclose qualitative and quantitative information about its supplier finance programs. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance.
3.BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023	December 31, 2022

Prepaid insurance	$3,085	$3,411
Prepaid software	1,643	2,648
Income tax receivable	494	494
Short-term deposits	431	452
Prepaid salary	558	558
Other current assets	1,122	323
Total prepaid expenses and other current assets	$7,333	$7,886
Property, Equipment and Software
Property, equipment and software consist of the following as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023	December 31, 2022

Machinery and equipment	$248	$569
Electronic equipment	776	1,645
Vehicles and vehicle hardware	7,741	10,777
Leasehold improvements	—	1,037
Developed software	—	11,261
Other	27	116
Property, equipment and software, gross	8,792	25,405
Less: accumulated depreciation and amortization	(4,038)	(4,797)
Total property, equipment and software, net	$4,754	$20,608

Depreciation and amortization expense for the three months ended March 31, 2023 and March 31, 2022 was $0.8 million and $0.4 million, respectively. The Company recognized $16.4 million as impairment on Property, equipment and software during the three months ended March 31, 2023. See Note 5, “Restructuring costs and Impairment of Long-Lived Assets.”
Other Assets
Other assets consist of the following as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023	December 31, 2022

Lease deposits	$3,230	$3,224
Prepaid insurance	1,455	2,000
Other long term assets	189	555
Total Other Assets	$4,874	$5,779
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023	December 31, 2022

Payroll expenses	$3,059	$1,342
General expenses	257	412
Legal expenses	2,253	232
Software expenses	821	529
Consultant expenses	1,158	959
Other accrued expenses and current liabilities	354	411
Total accrued expenses and other current liabilities	$7,902	$3,885
4.FAIR VALUE MEASUREMENTS
The carrying value and fair value of the Company’s financial instruments as of March 31, 2023 and December 31, 2022, respectively, are as follows:

	March 31, 2023 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
United States money market funds	$100,246	$—	$—	$100,246
Liabilities
Warrant liabilities - FPA warrants (1)	$13	$—	$—	$13
Warrant liabilities - public warrants	$259	$—	$—	$259
Warrant liabilities - working capital warrants	$—	$—	$38	$38
Warrant liabilities - private warrants	$—	$—	$126	$126
(1)FPA are the “Forward Purchase Agreements” entered into, or amended and restated, by NGA on April 21, 2021.

	December 31, 2022 (in thousands)
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
United States money market funds	$1,379	$—	$—	$1,379
Liabilities
Warrant liabilities - FPA warrants	$13	$—	$—	$13
Warrant liabilities - public warrants	$276	$—	$—	$276
Warrant liabilities - working capital warrants	$—	$—	$40	$40
Warrant liabilities - private warrants	$—	$—	$134	$134
As of March 31, 2023 and December 31, 2022, there were no transfers made among the three levels in the fair value hierarchy.
The fair value of the above liability classified Public, Private, Working Capital and FPA Warrants have been measured based on the listed market price of such warrants on November 10, 2021. The FPA warrants and Public Warrants were valued using the public price as of March 31, 2023 and December 31, 2022. The Private and Working Capital Warrants were fair valued using the Black Scholes Option Pricing Model as of March 31, 2023 and December 31, 2022. For the three months ended March 31, 2023, the Company recognized income in the condensed consolidated statement of operations resulting from a change in the fair value of warrants of approximately $28,000, presented as other income (expense) on the accompanying condensed consolidated statement of operations.
5.RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS
In March 2023, the Board of Directors of the Company (the “Board”) approved a process to explore, review and evaluate a range of potential strategic alternatives available to the Company, including, without limitation, exploring alternative uses of the Company’s assets to commercialize its technology, additional sources of financing, as well as potential dissolution or winding up of the Company and liquidation of its assets.
Restructuring costs
On March 3, 2023, Embark announced a workforce restructuring plan and initiated a workforce reduction of approximately 230 employees. The Company incurred $9.5 million in employee severance pay and related costs during the three months ended March 31, 2023.
Impairment of long-lived assets
The Company reviewed its long-lived assets for impairment following Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 360 for Property, Plant, and Equipment. The Company tested its long-lived assets for recoverability due to changes in circumstances that indicated that the carrying amounts may not be recoverable.
Following Board’s decision to explore alternative uses of the Company’s assets, the process of winding up Embark operations begun while continuing to explore the sale to a strategic buyer and the liquidation of the Company. Contemporaneous with the wind up process, the Company began the process of selling its long-lived assets and stopped the development of its capitalized internal use software as part of the process of reducing the Company’s footprint following a reduction in force on March 3, 2023. As of March 31, 2023, no decision was made as to whether the Company will be liquidated or sold to a strategic buyer.
The Company reviewed its property and equipment related assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. Impairment charge was calculated as the difference between asset carrying values and fair value as determined by prices of similar items, indicative fair market quotes received which are considered level three fair value estimates.
The Company analyzed its right-of used assets for impairment based on fair values calculated as discounted cash flows estimated to be received from the lease assets where applicable. The difference between fair value and carrying value of the right of use asset was recognized as an impairment in March 2023.

The following table presents gross asset values, impairment charges and fair value of property, equipment and software as on March 31, 2023 (in thousands):

	Gross Book Value	Impairment	Fair Value as on March 31, 2023
Property, equipment and software
Developed software	$11,261	$11,261	$—
Property and equipment	15,546	6,754	8,792
Gross Property, equipment and software	26,807	18,015	8,792
Less: Accumulated Depreciation	(5,637)	(1,599)	(4,038)
Net Property, equipment and software	$21,170	$16,416	$4,754

Right-of-use Assets
Headquarter lease	$14,228	$6,241	$7,987
Other leases	2,039	631	1,408
Right-of-use Assets	$16,267	$6,872	$9,395

Total	$37,437	$23,288	$14,149
The Company recognized partial impairment on all property and equipment for a total of $5.2 million, net of depreciation and full impairment on developed software for $11.2 million, net of amortization. The Company has stopped development of its internal use software because it is not expected to be used given Company’s plan to liquidate or sell its assets and seek other strategic business alternatives. The Company also recognized an additional $6.9 million on right-of-use assets pertaining to property leases during the three months ended March 31, 2023.
6.STOCKHOLDERS’ EQUITY
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
Shares Authorized and Issued
As of March 31, 2023, the Company had authorized a total of 4,110,000,000 shares for issuance with 4,000,000,000 shares designated as Class A common stock, 100,000,000 shares designated as Class B common stock and 10,000,000 shares designated as preferred stock.
As of March 31, 2023, the Company had 19,532,651 shares issued as Class A common stock and 4,353,948 shares issued as Class B common stock.
Preferred Stock
As of March 31, 2023 and December 31, 2022, the Company had no shares of preferred and founders preferred stock issued or outstanding. The Company’s preferred stock does not contain any mandatory redemption features, nor are they redeemable at the option of the holder.
Class A and Class B Common Stock
The Company’s Board of Directors has authorized two class of common stock, Class A common stock and Class B common stock. Holders of Class A common stock and Class B common stock are not entitled to preemptive or other similar subscription rights to purchase any of Embark’s securities.

Class A common stock is neither convertible nor redeemable. Class B common stock is convertible into Class A common stock. Unless Embark’s board of directors determines otherwise, Embark will issue all of its capital stock in certificated form. Embark’s founders, Alex Rodrigues and Brandon Moak (the “Founders”), held, and continue to hold, all outstanding shares of Class B common stock issued upon consummation of the Business Combination.
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
The significant rights, privileges and preferences of common stock as of March 31, 2023 are as follows:
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
Stock purchase agreement
On May 31, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement, each with CF Principal Investments LLC (“Cantor”). Pursuant to the Purchase Agreement, the Company has the right to sell to Cantor up to the lesser of (i) 1,500,000 of newly issued shares of the Company’s Class A common stock, par value $0.0001 per share, and (ii) the Exchange Cap (as defined in the Purchase Agreement), from time to time during the 36-month term of the Purchase Agreement. Sales of Class A common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to Cantor under the Purchase Agreement. The total number of shares to be sold to Cantor is limited to the extent that shares sold to Cantor would not result in Cantor and its affiliates having shares in excess of the Beneficial Ownership Limitation. The purchase price of shares sold to Cantor will be equal to 97% of the volume weighted average price on the trading day the shares are put to Cantor. The Company determined that the right to sell shares of the Company’s Class A common stock to Cantor pursuant to the Purchase Agreement represents a freestanding put option under ASC 815, Derivatives and Hedging. The fair value of the put option was determined to be zero as the shares to be issued and the purchase price is settled within one business day. During the three months ended March 31, 2023, the Company did not sell shares of Class A common stock to Cantor pursuant to the Purchase Agreement.
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
7.WARRANTS
As of March 31, 2023, the following warrants were issued and outstanding:

Description	Classification	Issue Date	Warrants Outstanding	Fair Value Price Per Share	Exercise Price per Share	Expiration
FPA warrants	Liability	November 10, 2021	666,663	$0.02	$11.50	November 10, 2026
Public warrants	Liability	November 10, 2021	13,799,936	$0.02	$11.50	November 10, 2026
Private warrants	Liability	November 10, 2021	6,686,667	$0.02	$11.50	November 10, 2026
Working capital warrants	Liability	November 10, 2021	2,000,000	$0.02	$11.50	November 10, 2026

The Company determined the FPA, Public, Private and Working Capital warrants to be classified as a liability and fair valued the warrants on the issuance date using the publicly available price for the warrants, of $41.2 million. The fair value of the FPA and Public warrants are remeasured as of the reporting date with the change in value reflected as part of other income (expense).

The fair value of $0.4 million of Private and Working Capital warrants was determined using the Black-Scholes option valuation model using the following assumptions for values as of March 31, 2023:

Risk – free interest rate	3.75%
Expected term (in years)	3.61
Expected dividend yield	0%
Expected volatility	123.7%
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

Reverse Stock Split
Following the Reverse Stock Split effectiveness on August 16, 2022, warrants will be impacted by the same ratio upon exercise. The Reverse Stock Split did not affect the number of warrants issued and outstanding or the exercise price of the warrants. Each whole warrant exercisable is now for 1/20th share of Class A common stock at an exercise price of $11.50 per warrant.
8.STOCK-BASED COMPENSATION EXPENSE
Stock Option Plan
In connection with the Business Combination, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), under which the Company grants cash and equity incentive awards to directors, employees (including named executive officers) and consultants in order to attract, motivate and retain the talent for which the Company competes. The Company terminated the 2016 Stock Plan, provided that the outstanding awards previously granted under the 2016 Plan continue to remain outstanding under the 2016 Plan. Under the 2021 Plan, as of March 31, 2023, the Company has authorized the issuance of a maximum number of 4,807,138 shares of Class A common stock, with annual increases that began on January 1, 2022 and ending on and including January 1, 2031 of 5% of the aggregate number of shares of Class A common stock outstanding on the last day of the preceding calendar year. During the three months ended March 31, 2023, the Company issued 1,966,961 shares of restricted stock units under the 2021 Plan.

Embark Trucks adopted the 2016 Stock Plan in October 2016 (the “2016 Plan”). The 2016 Plan authorized the grant of incentive stock options, non-statutory stock options, and restricted stock awards to employees, directors, and consultants. The 2016 Plan also initially reserved 993,542 shares of common stock for issuance and designated forfeited option shares to be returned to the option reserve. Options may be early exercised and are exercisable for a term of 10 years from the date of grant. As of March 31, 2023, the Company had registered 3,937,824 shares to be reserved for option grants, RSUs and PSUs previously issued under the 2016 Plan. The Company will not issue additional awards under the 2016 Plan.
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
The Company did not grant any stock options for the three months ended March 31, 2023 and 2022.
Option Activity
Changes in stock options are as follows:

	Number of Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic value (in thousands
Outstanding at December 31, 2022	725,721	$3.17	6.77	$1,288
Exercised	(177,166)	$1.22	—	284
Cancelled	(31,979)	$2.53	—	—
Outstanding at March 31, 2023	516,576	$3.84	6.04	$659,703
Vested and Exercisable as of March 31, 2023	447,111	$2.81	5.39	$622,407
The aggregate intrinsic value in the above table is calculated as the difference between the estimated fair value of the Company's common stock price and the exercise price of the stock options. The company did not grant any stock options for the three months ended March 31, 2023 and 2022. As of March 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $2.18 million, which the Company expects to recognize over a weighted-average period of approximately 1.67 years.
Restricted Stock Units
Prior to the Business Combination, Embark Trucks also granted employees RSUs which are subject to performance and service-based vesting conditions. As the Company went public upon the completion of the Business Combination in November 2021, the performance condition had been met. The RSUs generally vest over either a four year period with 25% of the award vesting after the first-year anniversary and one-thirty sixth of the remainder of the award vesting monthly thereafter, vesting over a four year period with one forty-eighth of the award vesting monthly, or over a four year period with a 40/30/20/10 monthly schedule. Vesting is contingent upon such employee’s continued service on such vesting date.

RSUs are generally subject to forfeiture if employment terminates prior to the release of vesting restrictions. The Company may grant RSUs with different vesting terms from time to time.
For the three months ended March 31, 2023, the Company granted 1,966,961 shares of RSUs under the 2021 Equity Plan: there was no grant of RSUs under the 2016 Plan during the three months ended March 31, 2023. The company did not grant any RSUs for the three months ended March 31, 2022. The weighted average grant date fair value per share for the RSUs granted for the three months ended March 31, 2023 was $2.61. As of March 31, 2023 there was $20.0 million unrecognized stock-based compensation expense related to outstanding RSUs granted to employees, with a weighted-average remaining vesting period of 2.7 years.
A summary of the Company’s RSU activities and related information is as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2022	1,152,405	$52.05
Granted	1,966,961	2.61
Forfeited	(475,200)	29.44
Vested	(304,047)	34.29
Balance as of March 31, 2023	2,340,119	$17.25
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
As of March 31, 2023, there was $70.4 million unrecognized stock-based compensation expense related to outstanding PSUs granted to employees, with a weighted-average remaining vesting period of 6.9 years.
The Company had no PSUs granted, forfeited or vested for the three months ended March 31, 2023. The Company had 2,235,788 PSUs outstanding with weighted average grant date fair value of $39.40 per share for the three months ended March 31, 2023
Common Stock Units
The Company is obligated to issue shares of Class A common stock upon the vesting of certain restricted stock awards that resulted from Embark Trucks warrants that were issued prior to the Business Combination. Pursuant to the terms of these warrant awards, the restricted stock awards were issued for services at the time of consummation of the Business Combination, and are subject to service vesting terms, with the shares being subject to cancellation. The pre-Business Combination warrants were exercised in their entirety on a cashless basis, with the unvested shares being excluded from the stockholders’ equity and becoming subject to the service vesting condition going forward. Early exercises are reclassified to additional paid-in capital as the Company’s cancellation right lapses. The number of unvested shares of Class A common stock were 40,749 as of March 31, 2023.
As of March 31, 2023, there was $2.3 million unrecognized stock-based compensation expense related to outstanding Common Stock Units (“CSUs”) granted to non-employees, with a weighted-average remaining vesting period of 1.35 years.
The Company's CSUs activity for the three months ended March 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant date Fair Value Per Share

Balance as of December 31, 2022	47,410	$49.60
Vested	(6,661)	49.60
Balance as of March 31, 2023	40,749	$49.60
Overview
The following table presents the impact of stock-based compensation expense on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022

Research and development	$(674)	$3,765
General, and administrative	4,284	12,837
Total stock-based compensation expense	$3,610	$16,602
Total stock-based compensation that was capitalized into internally developed software asset was nil and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.
The following table presents the impact of stock-based compensation expense by award type for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
Award Type	2023	2022

Options	$470	$727
RSUs	48	12,937
PSUs	2,601	2,603
CSUs	491	491
Total stock-based compensation expense	$3,610	$16,758
SBC capitalized into internally developed software	—	(156)
Total stock-based compensation expense, net	$3,610	$16,602
9.RETIREMENT SAVINGS PLAN
The Company sponsored a savings plan available to all eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. Employees may contribute to the plan amounts of their pre-tax salary subject to statutory limitations. The Company does not currently offer a match and has not provided a match as of March 31, 2023.
10.NOTES PAYABLE
Since inception, the Company has entered into multiple financing agreements to finance the purchase of trucks that the Company utilizes for research and development purposes, (collectively, the “Notes Payable”). The Notes Payable comprise multiple loans between $0.1 million and $0.5 million that accrue interest at rates between 6.01% and 8.39% per annum, with terms of 60 months. The Company makes equal monthly installment payments over the terms of the Notes Payable, which are allocated between interest and the principal balances. Notes payable as of March 31, 2023 and December 31, 2022 are $1.7 million and $1.8 million, respectively.
The following table presents future payments of principal as of March 31, 2023 (in thousands):

Years ended December 31,	Amounts
2023 (remaining nine months)	$367
2024	403
2025	379
2026	382
2027	133
Total future payments	$1,664
11.COMMITMENTS AND CONTINGENCIES
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
On April 1, 2022, Tyler Hardy filed, a putative securities class action lawsuit against Embark, certain of Embark’s executive officers, and former executive officers of Northern Genesis Acquisition Corp., captioned Hardy v. Embark Technology, Inc., et al., Case No. 3:22-cv-02090-JSC, in the United States District Court for the Northern District of California (“Hardy Action”). Hardy brought the action purportedly on behalf of a class consisting of those who purchased or otherwise acquired Embark common stock between January 12, 2021 and January 5, 2022. The complaint alleges that defendants made false and/or misleading statements in violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On July 7, 2022, the Court appointed Tyler Hardy as lead plaintiff in the case, and his counsel at Pomerantz LLP as lead counsel.
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
On October 24, 2022 Embark moved to dismiss the amended complaint pursuant to Rules 9 and 12(b)(6) of the Federal Rules of Civil Procedure as well as under the Private Securities Litigation Reform Act on the grounds that the Amended Complaint fails to plead facts sufficient to state a claim against Defendants. This motion was heard on March 23, 2023. On April 6, 2023, the parties entered a memorandum of understanding to resolve the Hardy Action release the Company from any liability thereunder with no admissions of liability or other concessions made by the Company or other defendants and subject to court approval of a joint stipulation and motion to approve the settlement. We anticipate that plaintiffs and the Company will submit the settlement to the court on or about May 15, 2023 as part of a Stipulation and Agreement of Settlement. In the event the court approves the Stipulation and Agreement of Settlement, the Company would be obligated to pay a settlement amount of two million five hundred thousand dollars to an escrow account for payment of attorneys' fees and costs, administration expenses and distributions to putative class members.

On September 23, 2022, Josh Luberisse filed a purported derivative action against current and former directors and against Embark as a nominal defendant captioned Luberisse v. Ian Robertson et al., Case No. 3:22-cv-05455 in the United States District Court for the Northern District of California (the “Luberisse Action”). The Luberisse Action complaint alleges violations of Section 14(a) of the Securities Exchange Act and for alleged common law claims including breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and for contribution under Section 11(f) of the Securities Act of 1933 and Section 21D of the Securities Exchange Act of 1934 arising from allegedly wrongful conduct including the wrongful conduct alleged in the original and amended complaint in the Hardy Action. On November 30, 2022, Robert Manning II filed a second derivative action and on December 13, 2022, Sergio Tron filed a derivative action, both derivative actions being brought against current and former directors and against Embark as a nominal defendant and alleging similar facts and claims as the Luberisse Action (collectively, the “Derivative Actions”). In addition to fees and costs, the Derivative Actions seek damages and restitution to Embark from the named individual defendants as well as certain injunctive relief. Embark cannot determine the probability of loss or estimate damages at this stage of the proceeding.
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
In March 2023, the Company executed an agreement for the termination of two office spaces locations effective March 24, 2023 and March 27, 2023, respectively, and recognized $0.6 million for early termination fees. The original term of each lease was through 2024 and 2027, respectively.
In March 2023, the Company remeasured its lease liabilities as the Company is reasonably certain to exercise a lease option affecting the remaining lease term. The remeasurement resulted in a $1.9 million decrease in lease liability with a corresponding reduction to right of use assets.
Subsequently, it was determined that the carrying value of one of its corporate office lease is not recoverable as well as ceased use of its transfer point sites. Accordingly, the Company recognized a right of use asset impairment charge of $6.9 million during the three months ended March 31, 2023. See Note 5, “Restructuring costs and Impairment of Long-Lived Assets.”
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Lease cost
Operating lease cost	$1,741	$600
Short-term lease cost (1)	5	102
Sublease income	(210)	—
Total lease cost	$1,536	$702

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

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$1,445	477
Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities	$—	6,587
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	March 31, 2023	December 31, 2022

Assets
Operating lease right-of-use assets	$9,395	$21,958
Liabilities
Operating lease liability, current	2,498	3,250
Operating lease liability, non-current	14,224	19,222
Total operating lease liability	$16,722	$22,472

	March 31, 2023	December 31, 2022

Weighted Average Lease Term (in years)
Operating Leases	4.92	5.00
Weighted Average Discount Rate
Operating Leases	11.73%	10.79%
Total future minimum lease payments over the term of the lease as of March 31, 2023, are as follows (in thousands):

Year ended December 31,	Operating leases
2023 (remaining nine months)	$3,155
2024	4,281
2025	3,591
2026	4,292
2027	4,332
Thereafter	2,554
Total undiscounted lease payments	22,205
Less: imputed interest	(5,483)
Total lease liabilities	$16,722

12.NET LOSS PER SHARE
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022, respectively (in thousands, except share and per share data).

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(63,062)	$(18,447)
Net loss attributable to common stockholders	$(63,062)	$(18,447)
Denominator:
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(2.67)	$(0.82)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	23,630,012	22,631,150
Class A	19,276,064	18,277,202
Class B	4,353,948	4,353,948
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

	Three Months Ended March 31,
	2023	2022

Outstanding options	516,576	1,073,982
Warrants issued and outstanding	1,157,663	1,157,663
Restricted stock units	2,340,119	465,861
Common stock units	40,749	67,392
Performance stock units	2,235,788	2,235,788
Total	6,290,895	5,000,686
13.SUBSEQUENT EVENTS
In April, 2023, the Company initiated the process of sale and auction of its property and equipment with certain providers. The Company expects to receive approximately $2.3 million in proceeds from sale of assets that were auctioned in April 2023.

On April 28, 2023, Richard Hawwa and Embark Trucks, Inc. (the “Company”) reached an agreement regarding Mr. Hawwa’s resignation from his position as the Company’s Chief Financial Officer effective April 28, 2023 (“Separation Date”). On April 26, 2023, the Board of Directors of the Company approved the appointment of Morgan Dioli to serve as the Company’s interim Chief Financial Officer and designated Mr. Dioli to serve as the Company’s principal financial officer and principal accounting officer, succeeding Mr. Hawwa. Mr. Dioli’s appointment became effective upon the Separation Date.

Embark has implemented a number of initiatives following March 31, 2023, in furtherance of this process including: continued headcount reduction, termination of the TTP and return of the Embark-powered truck provided to Knight-Swift, cancellation of all reservations for future deliveries, termination of certain outstanding warrants issued to Werner Enterprises, Inc. and ZX Ventures LLC, termination of our PDP and termination of leases to a substantial part of identified transfer points.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Embark’s financial condition and results of operations should be read in conjunction with Embark’s condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in Embark’s Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Embark’s actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report. Additionally, Embark’s historical results are not necessarily indicative of the results that may be expected in any future period.
Overview
Headquartered in San Francisco, California, Embark’s history as the industry’s longest running autonomous truck driving program in the U.S. is replete with technological firsts that include, but are not limited to:
•First coast-to-coast autonomous truck drive,
•First to reach 100,000 autonomous miles on public roads,
•First operational transfer point network for self-driving trucks;
•First autonomous trucking company to adopt an OEM-agnostic approach;
•First autonomous vehicle trucking software to handle work zone lane closures;
•First autonomous vehicle trucking software to self-park;
•First to complete on-road autonomous testing in winter conditions;
•First to complete a public demonstration of an autonomous truck being pulled over by law enforcement and participating in a routine traffic stop on a public highway; and
•First autonomous developer to handover trucks to a carrier, through the Truck Transfer Program (TTP), for operation within the carrier’s fleet with the carrier’s drivers.
Embark has evaluated all sub-segments of the growing truck freight market, which is segmented by criteria such as type of goods transported, geographies covered and trailer type. Embark may continue to evaluate a variety of different segments within the truck freight industry in the future.
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
In response to these conditions, on March 3, 2023, the Company announced a restructuring plan after an extensive review of its organization and programs and in response to current ongoing market headwinds. In connection with this restructuring plan, the Company is reducing its workforce by approximately 230 employees, which represents 70% of its headcount. No assurance can be given that the Company’s exploration of strategic alternatives will result in any change in strategy. To the extent Embark is unable to execute or identify strategic alternatives, the Board may explore potential alternatives including, without limitation, the potential dissolution or winding up of the Company and liquidation of its assets. As a result, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Recent Developments Affect Comparability

As described in “Liquidity and Capital Resources and Ability of the Company to Continue as a Going Concern,” on March 1, 2023 the Board approved a process to explore, review and evaluate a range of strategic alternatives. Embark has implemented a number of initiatives following March 31, 2023, in furtherance of this process including: continued headcount reduction, termination of the TTP and return of the Embark-powered truck provided to Knight-Swift, cancellation of all reservations for future deliveries, termination of certain outstanding warrants issued to Werner
13

Enterprises, Inc. and ZX Ventures LLC, termination of our PDP and termination of leases to a substantial part of identified transfer points.
Key Factors Affecting Embark’s Operating Performance
Embark’s financial condition, results of operations, and future success depend on several factors that present significant opportunities for Embark but also pose risks and challenges, including those set forth the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in the Annual Report, and as set forth below.
The following key factors pertain to Embark’s operating plan of developing an autonomous driving offering for the United States truck freight market and may be inapplicable depending on the outcome of Embark’s evaluation of its strategic alternatives following the decision of the Embark board of directors to review strategic alternatives in March 2023:
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
Embark’s Ability to Expand its Coverage Map Across the United States
Embark’s long-term growth potential will benefit from strategic network expansion across the United States. Network breadth is measured by the number of transfer points on Embark’s coverage map, which are representative of the cities which Embark plans to support. Embark expects to achieve significant network growth by partnering with key real-estate partners which will enable it to quickly bring their properties into its coverage map. Additionally, Embark has partnered with carriers and shippers who currently move, or have in the past moved, a significant amount of freight on Embark’s network to add their properties to the network. Embark believes that expanding its network over the long run will enable it to create a significant and sustainable competitive advantage.
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
Operating Expenses
Operating expenses consist of research and development expenses and general and administrative expenses. Personnel-related costs are the most significant component of Embark’s operating expenses and include salaries, benefits, and stock-based compensation expenses..
14

Research and Development Expenses
Research and development expenses consist primarily of salaries, employee benefits, stock-based compensation expenses and travel expenses related to Embark’s engineers performing research and development activities to originate, develop and enhance Embark’s products. Additional expenses include consulting charges, component purchases, and other costs for performing research and development on Embark’s software products.
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
Restructuring Costs
In March 2023, the Company initiated a reduction in workforce restructuring plan and simultaneously proceeded with potential liquidation of its assets. As a result of this workforce reduction initiative, the Company incurred significant costs in employee severance pay and related costs during the three months ended March 31, 2023. The Company is expected to implement further reductions in workforce as a part its restructuring plan in the near future.
Impairment of long-lived assets
The Company has recorded impairment of long-lived assets in its condensed consolidated statements of operations for the three months ended March 31, 2023 in line with the Company’s long-lived asset impairment policy. The Company recorded an impairment on its property, equipment and software and on its right-of-use assets.
Non-Operating Expenses and Other Items
Other Income (expense), net
Other income (expense) consists of sublease income, income generated certain arrangements related to truck transfer services resulting from research and development activities, the change in fair value of derivative liabilities and the change in fair value of Public, Private, Working Capital and Forward Purchase Agreement (“FPA”) Warrants. Change in fair value of derivative liabilities represents the increase or decrease in the fair value of the embedded conversion and redemption features, which are presented as a derivative liability, related to the convertible note payable, which was converted to Embark Class A common stock upon consummation of the Business Combination. Change in fair value of warrants represents the increase or decrease in the estimated fair value of such warrant. For each reporting period, Embark will determine the fair value of the derivative liability and warrants, and record a corresponding non-cash benefit or non-cash charge, due to a decrease or increase, respectively, in the calculated derivative liability or warrants.
Interest Income
Interest income consists of interest earned on Embark’s cash and cash equivalents. Embark invests in highly liquid securities such as money market funds, as well as treasury bills.
Interest Expense
Interest expense consisted primarily of interest on the Company’s various truck financing arrangements.
15

Results of Operations
The results of operations presented below should be reviewed in conjunction with the financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.
Comparisons for the three months ended March 31, 2023 and 2022
The following table sets forth Embark’s unaudited condensed consolidated results of operations data for the periods presented (in thousands):

	Three Months Ended March 31,		$	%
	2023	2022	Change	Change
Operating expenses:
Research and development	$14,462	$18,695	$(4,233)	(22.6)%
General and administrative	17,850	21,926	(4,076)	(18.6)%
Restructuring costs	9,531	—	9,531	N.M.
Impairment of long-lived assets	23,288	—	23,288	N.M.
Total operating expenses	65,131	40,621	24,510	60.3%
Loss from operations	(65,131)	(40,621)	(24,510)	60.3%
Other income (expense), net	2,069	22,174	(20,105)	(90.7)%
Loss before provision for income taxes	(63,062)	(18,447)	(44,615)	241.9%
Provision for income taxes	—	—	—	N.M
Net loss	$(63,062)	$(18,447)	(44,615)	241.9%
_________________________________________________
N.M. — Percentage change not meaningful
Research and Development Expenses
Research and development expense decreased by $4.2 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily due $6.5 million of lower headcount and personnel costs on account of restructuring and reduction in workforce. This was offset by $1.4 million increase in occupancy and infrastructure expenditure related to R&D activities, absence of software capitalization credit in the three months ended March 31, 2023 as compared to $0.9 million of reduction in R&D spend in the three months ended March 31, 2022; and $0.1 million increase in other administrative costs.
General and Administrative Expenses
General and administrative expense decreased by $4.1 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily due to $6.9 million in lower headcount and personnel costs on account of restructuring and reduction in workforce; and $0.3 million decrease in insurance expenses. This was offset by an increase of $3.1 million in administrative expenses, primarily legal and consulting services resulting from the restructuring plan approved by Embark management.
Restructuring costs
The Company recorded $9.5 million in employee severance pay and related costs during the three months ended March 31, 2023, compared to nil during the three months ended March 31, 2022.
Impairment on long-lived assets
The Company recorded $23.3 million in impairment of long-lived assets during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The Company recognized partial impairment on all property and equipment for a total of $5.2 million and full impairment on internal use software for $11.2 million. The Company
16

also recognized an additional $6.9 million on right-of-use assets pertaining to property leases during the three months ended March 31, 2023.
Other income (expense), net
Other income decreased by $20.1 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a $22.1 million change in the estimated fair value of Public, Private, Working Capital and FPA Warrants during the three month ended March 31, 2022. This was offset by $1.8 million increase in interest income and $0.2 million increase in other income.
Liquidity and Capital Resources and Ability of the Company to Continue as a Going Concern
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company has incurred losses from operations since inception and, as a result, as of March 31, 2023 and December 31, 2022 had an accumulated deficit of $349.1 million and $286.1 million, respectively. Net cash used in operating activities was $30.3 million for the three months ended March 31, 2023. As Embark has not earned any revenue to date, it has financed its operations primarily through the sale of shares of common stock and preferred stock to fund operations, invest in R&D and repay borrowings. Embark has explored and exhausted avenues following an extended evaluation by Embark of alternative markets in which to commercialize its technology, and with the lack of success in bringing Embark’s product to those markets, it will not generate revenues in the near future, and may not be able to raise additional financing on terms that are favorable, or at all. As such, Embark believes that its operating losses and negative operating cash flows will continue into the foreseeable future requiring Embark to explore strategic alternatives. These conditions and events raise substantial doubt about Embark’s ability to continue as a going concern.
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
The following table shows Embark’s cash flows from operating activities, investing activities and financing activities for the stated periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(30,345)	$(18,225)
Investing activities	$(1,147)	$(1,717)
Financing activities	$72	$287
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $30.3 million, an increase of $12.1 million from $18.2 million for the three months ended March 31, 2022. The increase was primarily due to an increase of $44.6 million in net loss for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was offset by $33.1 million of non-cash adjustments to net loss (comprised of $22.1 million of change in fair value of warrant liability, $23.3 million of impairment loss on long-lived assets (see Note 5, “Restructuring costs and Impairment of Long-Lived Assets” and $0.8 million of depreciation and amortization expenses; which was offset by $13.0 million of stock-based compensation ). In addition, the increase was offset further by $0.6 million net cash
17

decrease by changes in Embark’s operating assets and liabilities, which was primarily attributable to prepaid expenses and other current assets, accrued expenses and other current liabilities primarily due to overall growth and timing of payables.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $1.1 million, a decrease of $0.6 million from $1.7 million of net cash used in investing activities for the three months ended March 31, 2022. The decrease was due to a decrease of purchase of property, equipment, and software of $0.6 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023, was $0.1 million, a decrease of $0.2 million from the $0.3 million of net cash provided by financing activities for the three months ended March 31, 2022. The decrease was primarily due to $0.2 million of cash proceeds received from the exercise of stock options .
Financing Arrangements
There have been no material changes outside the ordinary course of business in Embark’s financing arrangements as previously disclosed in Embark’s Annual Report.
Off-Balance Sheet Arrangements
Embark did not have any off-balance sheet arrangements as of March 31, 2023.
Critical Accounting Policies and Significant Management Estimates
The preparation financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of Embark’s financial statements and accompanying notes. Actual results could differ from those estimates.
As a result of the Embark’s decision to wind up operations, Embark believe that the following should be added to our critical accounting polices given the level of judgments and estimates used in the preparation of our condensed consolidated financial statements:
Restructuring Costs
In March 2023, the Company initiated a reduction in workforce restructuring plan and simultaneously proceeded with potential liquidation of its assets. As a result of this workforce reduction initiative, the Company incurred $9.5 million in employee severance pay and related costs during the three months ended March 31, 2023. The Company is expected to implement further reductions in workforce as a part its restructuring plan in the near future.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment annually, or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company analyzed its long-lived assets for impairment in line with its impairment policy and recorded a $23.3 million impairment charge to property and equipment and its right-of-use assets in its condensed consolidated statements of operations for the three months ended March 31, 2023.

There have been no other material changes to Embark’s critical accounting policies or estimates during the three months ended March 31, 2023, from those discussed in Embark’s Annual Report.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in Embark’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
18

JOBS Act Accounting Election
Embark is an emerging growth company (“EGC”), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Embark intends to elect to adopt new or revised accounting standards under private company adoption timelines. Accordingly, the timing of Embark’s adoption of new or revised accounting standards will not be the same as other public companies that are not EGCs or that have opted out of using such extended transition period.
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
Interest Rate Risk
Embark is exposed to interest rate risk on its investment portfolio. Investments that potentially subject Embark to interest rate risk consist principally of cash and investments in debt securities. As of March 31, 2023, Embark has cash and cash equivalents of $126.2 million, consisting of interest-bearing money market accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of Embark’s investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of its cash, cash equivalents, and investments.
Inflation Risk
Embark is exposed to impact of wage inflation, and can experience wage inflation during 2023. As wages have not increased during the first quarter of 2023, Embark does not believe that inflation has had a material effect on its business, results of operations, or financial condition. If Embark’s costs were to become subject to more significant inflationary pressures, Embark will not be able to fully offset such higher costs through price increases. Embark’s inability to do so could harm its business, results of operations, and financial condition.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Embark’s management, with the participation of its Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of Embark’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Embark’s CEO and CFO concluded that, as of March 31, 2023, due to the material weakness described in Form 10-K for 2022 fiscal year, Embark’s disclosure controls and procedures were not effective.
As disclosed in Part II, Item 9A, “Controls and Procedures” in Embark’s Annual Report, we identified the following material weakness in internal control over financial reporting: our controls over user access and program change management over certain IT systems were not appropriately designed to address the IT risks. Furthermore, the business process controls (automated and manual) that are dependent on the affected IT General Controls (ITGCs) were deemed ineffective.
Status of Remediation Efforts
In response to the material weaknesses identified and described above, Embark’s management, with the oversight of the Audit Committee of its Board of Directors, will continue through 2023 to further improve Embark’s control environment and to take steps to remediate these material weaknesses.

19

Changes in Internal Control Over Financial Reporting
Except for changes in connection with Embark’s implementation of the remediation measures or as described above, there were no changes in its internal control over financial reporting as of March 31, 2023, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
20

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, Embark may be involved in actions, claims, suits, and other proceedings in the ordinary course of its business. In addition, from time to time, third parties may in the future assert intellectual property infringement claims against Embark in the form of letters and other forms of communication. Litigation or any other legal or administrative proceeding, regardless of the outcome, can result in substantial cost and diversion of its resources, including its management’s time and attention. Such matters are subject to uncertainty and there can be no assurance that such legal proceedings will not have a material adverse effect on Embark’s business, the results of operations, financial position, or cash flows.
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
On October 24, 2022 Embark moved to dismiss the amended complaint pursuant to Rules 9 and 12(b)(6) of the Federal Rules of Civil Procedure as well as under the Private Securities Litigation Reform Act on the grounds that the Amended Complaint fails to plead facts sufficient to state a claim against Defendants. This motion was heard on March 23, 2023. On April 6, 2023, the parties entered a memorandum of understanding to resolve the Hardy Action release the Company from any liability thereunder with no admissions of liability or other concessions made by the Company or other defendants and subject to court approval of a joint stipulation and motion to approve the settlement. We anticipate that plaintiffs and the Company will submit the settlement to the court on or about May 15, 2023 as part of a Stipulation and Agreement of Settlement. In the event the court approves the Stipulation and Agreement of Settlement, the Company would be obligated to pay a settlement amount of two million five hundred thousand dollars to an escrow account for payment of attorneys' fees and costs, administration expenses and distributions to putative class members.
On September 23, 2022, Josh Luberisse filed a purported derivative action against current and former directors and against Embark as a nominal defendant (the “Luberisse Action”). The complaint alleges violations of Section 14(a) of the Securities Exchange Act and for alleged common law claims including breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement and for contribution under Section 11(f) of the Securities Act of 1933 and Section 21D of the Securities Exchange Act of 1934 arising from allegedly wrongful conduct including the wrongful conduct alleged in the original and amended complaint in the Hardy Action. . On November 30, 2022, Robert Manning II filed a second derivative action and on December 13, 2022, Sergio Tron filed a derivative action, both derivative actions being brought against current and former directors and against Embark as a nominal defendant and alleging similar facts and claims as the Luberisse Action (collectively, the “Derivative Actions”). In addition to fees and costs, the Derivative Action seeks damages and restitution to Embark from the named individual defendants as well as certain injunctive relief. Embark cannot determine the probability of loss or estimate damages at this stage of the proceeding.
21

Item 1A. Risk Factors
There have been no material changes in risk factors at March 31, 2023 from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
22

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
23

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2023.

EMBARK TECHNOLOGY, INC.

By:	/s/ Alex Rodrigues
	Name:	Alex Rodrigues
	Title:	Chief Executive Officer
(Principal Executive Officer)

EMBARK TECHNOLOGY, INC.

By:	/s/ Morgan Dioli
	Name:	Morgan Dioli
	Title:	Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

24